Form 10-K
period 2020-12-31
Dyne Therapeutics, Inc.
filed 2021-03-04
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39509

Dyne Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-4883909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Winter Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 786-8230

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DYN	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no public market for the Registrant’s common stock. The Registrant’s common stock began trading on the Nasdaq Global Select Market on September 17, 2020. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Select Market on February 26, 2021, was $552,278,064.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2021 was 51,457,555.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
•	the anticipated timing of the submission of investigational new drug applications, or INDs, for any product candidates we develop;
•	the impact of the ongoing COVID-19 pandemic and our response to it;
•

our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe our cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements;

•	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for any product candidates we may develop;
•	the potential advantages of our FORCE platform;
•	our estimates regarding the potential addressable patient populations for our programs;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and our expectations regarding our ability to obtain and maintain intellectual property protection;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	the impact of government laws and regulations;
•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•	developments and expectations regarding developments and projections relating to our competitors and our industry;
•	our ability to establish and maintain collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors” in this Annual Report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed or incorporated by reference as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from independent industry publications and research, surveys and studies conducted by independent third parties as well as our own estimates of the prevalence of certain diseases and conditions. The market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the patient population with the potential to benefit from treatment with any product candidates we may develop include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect the addressable patient population. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risk Factor Summary

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•	our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability;
•

we are very early in our development efforts. We have not initiated IND-enabling studies or identified any product candidates for clinical development, and as a result it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;

•

we may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all;

•

our approach to the discovery and development of product candidates based on our FORCE platform is unproven, and we may not be successful in our efforts to identify, discover or develop potential product candidates;

•	the outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials;
•

if any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval;

•

we rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily;

•	we face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do;
•

our rights to develop and commercialize any product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business;

•

if we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize any product candidates we may develop or our technology may be adversely affected due to such competition; and

•

the COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, which could negatively impact our operations.

PART I

Item 1. Business.

Overview

We are building a leading muscle disease company focused on advancing innovative life-transforming therapeutics for patients with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways. Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our lead programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. Our programs are currently all in the preclinical stage. We expect to submit investigational new drug, or IND, applications to the U.S. Food and Drug Administration, or FDA, for product candidates in each of our DM1, DMD and FSHD programs between the fourth quarter of 2021 and the fourth quarter of 2022.

Oligonucleotide therapeutics are a genetic medicine modality that, using nucleic acids, specifically aims to correct the function of disease-causing genes by either degrading the target gene or modifying expression of a target protein. While some oligonucleotide therapeutics have been approved, the development of oligonucleotide therapeutics has been limited by challenges in the delivery of the oligonucleotide to the tissue that requires therapy. To overcome these limitations, our FORCE platform utilizes the importance of Transferrin 1 receptor, or TfR1, in muscle biology as the foundation of our novel approach of linking therapeutic payloads to our TfR1-binding Fab to deliver targeted therapeutics for muscle diseases. TfR1, which is highly expressed on the surface of muscle cells, is required for iron transport into muscle cells, and evidence to date suggests that there are no other proteins that can substitute for TfR1 function. We believe our FORCE platform may provide several advantages, including targeted delivery to muscle tissue, extended durability, redosable administration and potent targeting of the genetic basis of disease to stop or reverse disease progression.

Our approach

We have designed our proprietary FORCE platform using our deep knowledge of muscle biology and oligonucleotide therapeutics. We have demonstrated proof-of-concept of our FORCE platform in multiple in vitro and in vivo studies. In murine and non-human primate studies, we have delivered antisense oligonucleotides, or ASOs, and phosphorodiamidate morpholino oligomers, or PMOs, to genetic targets within muscle tissue and observed durable, disease-modifying, functional benefit in preclinical models of disease. For instance, in our DM1 program, we observed almost complete reversal of myotonia after a single dose in the HSA-LR mouse DM1 model and reductions in levels of DMPK in wild-type, or WT, mice for up to 12 weeks after a single dose, and in our DMD program, we observed increased muscle function four weeks after a single dose in the mdx mouse DMD model that mirrored levels of muscle function in a control cohort of healthy, wild-type mice.

Our therapeutics consist of three essential components: a proprietary Fab, a clinically validated linker and an oligonucleotide payload that we attach to our Fab using the linker.

Proprietary antibody (Fab)

Our proprietary Fabs are engineered to bind to TfR1 to enable targeted delivery of nucleic acids and other molecules to skeletal, cardiac and smooth muscle. A Fab is the region of an antibody that binds to antigens. We selected a Fab antibody over monoclonal antibodies, or mAbs, due to its potential significant advantages when targeting TfR1 to enable muscle delivery, including enhanced tissue penetration, increased tolerability due to lower protein load and reduced risk of immune system activation due to the lack of the Fc domain on the Fab. The Fc domain is the portion of an antibody that interacts with the immune system. To identify the proprietary Fab we plan to use in our product candidates, we generated and screened proprietary antibodies for selectivity to TfR1 in order to enhance muscle specificity and for binding to TfR1 without interfering with the receptor’s function of transporting iron into cells. These proprietary antibodies were also screened to minimize competition with transferrin binding and interference of iron uptake in targeted muscle cells.

Clinically validated linker

The role of the linker is to connect, or conjugate, the Fab and the oligonucleotide payload. As a result, it is critical that the linker maintain stability in serum and provide release kinetics that favor sufficient payload accumulation in the targeted muscle cell. We have selected the Val-Cit linker as the linker for our FORCE platform based on its clinically validated safety and efficacy in approved products, its serum stability and its endosomal release attributes. Additionally, our linker and conjugation chemistry allow us to optimize the ratio of payload molecules attached to the Fab for each type of payload. We believe that our linker and conjugation chemistry will enable us to rapidly design, produce and screen molecules to enable new muscle disease programs.

Optimized payload

With our FORCE platform, we have the flexibility to deploy different types of therapeutic payloads with specific mechanisms of action that modify target functions. Using this modularity, we rationally select the therapeutic payload for each program to match the biology of the target, with the aim of addressing the genetic basis of disease and stopping or reversing disease progression.

Advantages of our FORCE platform

Our FORCE platform is designed to deliver disease-modifying therapeutics for a broad portfolio of serious muscle diseases. We believe that our FORCE platform may provide the following potential advantages:

•	Targeted delivery to muscle tissue;
•	Potent targeting of the genetic basis of disease to stop or reverse disease progression;
•	Enhanced tolerability;
•	Extended durability;
•	Redosable administration;
•	Well-established and scalable manufacturing; and
•	Accelerated and efficient development enabled by use of a single Fab and linker across all of our programs.

Our portfolio

We are building a pipeline of programs to address genetically-driven muscle diseases with high unmet need with etiologic targets. Our initial focus is on DM1, DMD and FSHD with potential pipeline expansion opportunities in additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. In selecting diseases to target with our FORCE platform, we seek diseases with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways. We have global commercial rights to all of our programs.

DM1 program overview

Our DM1 program is focused on the development of a potentially disease-modifying treatment for DM1. DM1 is a monogenic, autosomal dominant, progressive disease that affects skeletal, cardiac and smooth muscle, resulting in significant physical, cognitive and behavioral impairments and disability. There are currently no disease-modifying therapies to treat DM1 that are approved or in clinical development. DM1 is caused by an abnormal CTG triplet repeat expansion in a region of the DMPK gene and it is estimated to have a genetic prevalence of 1 in 2,500 to 1 in 8,000 people in the United States and Europe, affecting over 40,000 people in the United States and over 74,000 people in Europe. Our program candidates consist of a proprietary TfR1-binding Fab conjugated using our linker to an ASO that is designed to address the genetic basis of DM1 by reducing the levels of mutant DMPK RNA in the nucleus, releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease. In preclinical studies, we have observed reduction of nuclear foci and correction of splicing in DM1 patient cells, reduction of toxic human nuclear DMPK in a DM1 mouse model developed by us, reversal of myotonia after a single dose in a separate DM1 mouse disease model which demonstrates a DM1 phenotype, durability of response up to 12 weeks in WT mice and enhanced muscle distribution as evidenced by reduced levels of cytoplasmic WT DMPK RNA in non-human primates. We expect to submit an IND to the FDA for a product candidate in our DM1 program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

DMD program overview

Our DMD program is focused on the development of potentially disease-modifying treatments for DMD. DMD is a monogenic, X-linked disease caused by mutations in the gene that encodes for the dystrophin protein. In patients with DMD, mutations in the dystrophin gene lead to certain exons being misread resulting in the loss of function of the dystrophin protein, muscle cell death and progressive loss of muscle function. We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 12,000 to 15,000 in the United States and approximately 25,000 in Europe. We are developing program candidates to address the genetic basis of DMD by delivering a PMO to muscle tissue to promote the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a more complete, functional dystrophin protein and potentially stop or reverse disease progression. In in vitro and in vivo preclinical studies, our PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We are seeking to build a DMD franchise by initially focusing on the development of a therapeutic for patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exon 53, 45 and 44. We expect to submit an IND to the FDA for a product candidate in our Exon 51 skipping program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

FSHD program overview

Our FSHD program is focused on the development of a potentially disease-modifying therapy for FSHD. FSHD is an autosomal dominant muscular dystrophy characterized by progressive skeletal muscle loss, resulting in significant physical impairments and disability. FSHD is caused by aberrant expression of the double homeobox 4, or DUX4, gene in muscle tissue, which leads to death of muscle and replacement by fat. There are no approved treatments for FSHD. We estimate the patient population is between 16,000 and 38,000 in the United States and approximately 35,000 in Europe. Our FSHD program candidates consist of our proprietary TfR1-binding Fab conjugated using our linker to an ASO that is designed to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. In preclinical studies, we observed that administration of our proprietary ASO conjugated to a Fab targeting TfR1 reduced expression of key DUX4 biomarkers in FSHD patient myotubes. We expect to submit an IND to the FDA for a product candidate in our FSHD program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

Discovery programs overview

We intend to utilize our FORCE platform to expand our portfolio by pursuing the development of programs in additional indications, including additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. By rationally selecting therapeutic payloads to conjugate with our proprietary Fab and linker, we believe we can develop product candidates to address the genetic basis of additional muscle diseases. We have completed screening and identified potent ASO and siRNA payloads against a number of cardiac and metabolic targets. In addition to our muscle disease portfolio, we believe there is an opportunity to leverage our TfR1 antibody expertise to develop novel antibodies that cross the blood-brain barrier and deliver therapeutics to the central nervous system, or CNS, tissue through systemic intravenous administration.

Our strategy

Our goal is to become the leading muscle disease company by advancing innovative life-transforming therapeutics for genetically driven diseases. To accomplish this, we intend to continue building a team that shares our commitment to patients, to continue to enhance our platform and to advance our pipeline. The key elements of our strategy are to:

•

Advance our lead programs in DM1, DMD and FSHD to clinical proof-of-concept and approval to offer meaningful benefit to patients. We are developing our lead programs for the treatment of DM1, DMD and FSHD. By applying our FORCE platform, we are able to optimize product candidates for each indication based on extensive preclinical data, including disease-specific models and biomarkers, thus enhancing the probability of clinical success of our programs. Our immediate focus is on our programs for DM1 and DMD followed by our program for FSHD, and we expect to submit INDs to the FDA for product candidates in each of our DM1, DMD and FSHD programs between the fourth quarter of 2021 and the fourth quarter of 2022. We intend to conduct our clinical studies in a genetically-defined patient population and to leverage learnings from other therapeutics in clinical development or approved by the FDA to inform the clinical and regulatory pathways for our programs. We believe our DM1, DMD and FSHD programs have the potential to stop or reverse the progression of the disease and offer meaningful benefit to patients in need.

•

Establish a DMD franchise by expanding our DMD program to reach additional DMD patient populations. We are developing our DMD program to treat the genetic basis of DMD. Approximately 80% of patients with DMD have mutations amenable to exon skipping in the nucleus. Exons 51, 53, 45 and 44 represent nearly half of the total mutations observed in DMD that are amenable to exon skipping. We are seeking to build a DMD franchise by initially focusing on the development of a therapeutic for patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exons 53, 45 and 44.

•

Expand our pipeline of therapeutics for muscle diseases to fully exploit the potential of our proprietary FORCE platform. Our FORCE platform leverages the pivotal role played by TfR1 in muscle biology as the foundation of our novel approach of linking therapeutic payloads to TfR1-targeted Fabs to deliver precision therapeutics for muscle diseases. We believe there are many muscle diseases with significant unmet need and we aim to expand our portfolio by pursuing additional programs where our FORCE platform could improve clinical efficacy relative to current therapeutic approaches. We have completed screening and identified potent ASO and siRNA payloads against a number of cardiac and metabolic targets. In addition to our muscle disease portfolio, we believe there is an opportunity to leverage our TfR1 antibody expertise to develop novel antibodies that cross the blood-brain barrier and deliver therapeutics to CNS tissue through systemic intravenous administration.

•

Selectively enter into strategic collaborations to maximize the value of our pipeline and our proprietary FORCE platform. Given the potential of our platform to generate novel product candidates addressing a wide variety of muscle diseases, we may opportunistically enter into strategic collaborations around certain targets, programs or muscle tissues. We may seek strategic collaborations where we believe we can utilize our FORCE platform to enhance delivery of third-party payloads to muscle tissue. We may also explore collaboration arrangements to commercialize any product candidates where we believe the resources and expertise of the third party could be beneficial. These collaborations could advance and accelerate our programs to maximize their market potential and expand our FORCE platform capabilities.

•

Build a sustainable leadership position in muscle diseases with a deep connection to patients, caregivers, the research community and physicians. We have global commercial rights to all of our programs and intend to build a fully integrated biotechnology company and independently pursue the development and commercialization of our lead programs. Our mission is to expand our portfolio into a wide range of muscle diseases and become a leader in this area by advancing life-transforming therapeutics for patients with serious muscle diseases. To achieve this, we plan to continue to evaluate and invest in enhancing our platform and technologies that may accelerate the development of our therapeutics, to build out our capabilities to commercialize our therapeutics on our own and to cultivate a strong network with patient advocacy groups and thought leaders.

Our culture and team

We have established a patient-focused culture that drives our shared mission of developing life-transforming therapeutics for patients with serious muscle diseases. Our shared definition of success is simple: we do what we say we are going to do. We keep our commitments to patients, employees and Dyne stakeholders. We endeavor to act with integrity and transparency.

Our management team is led by Joshua Brumm, our President and Chief Executive Officer, who brings over 15 years of leadership experience with life sciences companies; Romesh Subramanian, Ph.D., our Chief Scientific Officer and Founder, who is an expert in nucleic acid, antibody and peptide therapeutic development as well as delivery platforms with 20 years of experience across pharmaceutical and biotechnology companies; Susanna High, our Chief Operating Officer, who has more than two decades of experience leading corporate strategy, portfolio management, business planning and operations for biotechnology companies; and Oxana Beskrovnaya, Ph.D., our Senior Vice President, Head of Research, who has extensive experience in musculoskeletal and renal research. Our organization is comprised of 47 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We have also established scientific and clinical advisory boards comprised of leading experts in the fields of muscle disease drug discovery and development and nucleic acid therapeutics, who share our mission of delivering disease-modifying therapeutics for patients with serious muscle diseases.

Genetic medicines background

Overview

Each person’s genetic material, or genome, consists of deoxyribonucleic acid, or DNA, in sequences of genetic code called genes. A genetic disease is caused by a change, or a mutation, in an individual’s DNA sequence. Genetic diseases can be caused by a mutation in a single gene, known as a monogenic disorder, or by mutations in multiple genes, known as a multifactorial inheritance disorder. Current estimates suggest that there are more than 10,000 monogenic diseases. Many of these are rare muscle diseases, affecting thousands of patients worldwide, such as DM1, DMD and FSHD. There are also a number of more prevalent genetic muscle diseases, including many types of cardiac disease.

Genetic medicines are designed to correct disease-causing dysfunction at the genetic level and include multiple therapeutic modalities, such as oligonucleotide therapeutics, including ASOs and siRNAs, viral gene therapy and small molecules. Significant progress has been made in the field of genetic medicine over the last decade as a number of genetic medicines have been approved or are in clinical development. However, the nature and fundamental limitations of these genetic medicines, such as poor tissue specificity, reduced efficacy, unknown durability and immunogenicity, make them poorly suited to effectively address the majority of genetic muscle diseases.

Viral gene therapy, in which viral vectors are employed to deliver therapeutic genes to defective cells or tissues, has made significant progress in the past decade. The most advanced method for systemic administration is adeno-associated virus, or AAV, gene therapy, which has demonstrated durable transduction of cells in several organ systems, with long-lasting expression in non-dividing cells. Several AAV gene therapy products have been approved, including LUXTURNA (voretigene neparvovec-rzyl) for the treatment of biallelic RPE65 mutation-associated retinal dystrophy, a rare inherited blindness disorder, and ZOLGENSMA (onasemnogene abeparvovec-xioi) for spinal muscular atrophy, and a number of AAV gene therapy products are in clinical development for muscle diseases, including microdystrophin gene therapy candidates for DMD.

However, current AAV gene therapy has significant limitations, including:

•

Limited durability: AAV gene therapies, which are administered in a single dose, have shown limited durability. This limited durability is problematic because following a single dose of AAV, antibodies are induced against the AAV capsid, the protein shell of the virus used for delivery, with the result that the therapy cannot be re-administered after the first dose.

•

Pre-existing immunity: Up to half of patients have antibodies against AAV due to naturally acquired infections. These antibodies prevent them from receiving AAV gene therapy due to pre-existing AAV immunity to the capsid encapsulating the transgene.

•	Variable safety profile: Multiple clinical trials have reported significant adverse events associated with systemic administration of AAV to treat muscle diseases, particularly at higher doses.
•

Limited payload capacity: AAV constructs are limited to 4.7 kb in length, restricting both the size of genes and complexity of regulatory sequences that can be delivered. For example, AAV payload capacity prevents the delivery of the full dystrophin gene. As a result, AAV gene therapies being developed for DMD use a microdystrophin, a smaller, less complete version of the dystrophin protein, as the therapeutic payload.

•	Off-target, multi-tissue delivery: Due to the inherent nature of AAVs, off-target delivery to unintended tissues and cell-types can lead to adverse events.
•

Limited manufacturing scale: The production systems for AAV gene therapies are limited in scale to 2,000 liters per batch or less. In general, the high doses required by AAV gene therapies and the low productivity of these systems combine to limit treatment to rare disease populations at a higher cost relative to other treatment modalities.

Evolution of oligonucleotide therapeutics

Oligonucleotide therapeutics are a genetic medicine modality that, using nucleic acids, specifically aims to correct the function of disease-causing genes by either degrading the disease-causing gene or modifying expression of a gene or a protein. Oligonucleotides are rationally designed genetic medicines which have demonstrated clinical benefit and been approved for marketing in multiple diseases, such as spinal muscular atrophy, elevated cholesterol and hereditary transthyretin-mediated amyloidosis. Oligonucleotides are designed based on genomic data, using Watson-Crick base pairing rules, to bind to and decrease or modify the expression of specific disease-causing RNA or proteins which ultimately results in disease modification.

Oligonucleotide therapeutics include single-stranded nucleic acids, known as antisense oligonucleotides or ASOs, as well as double-stranded nucleic acids, known as small interfering RNA, or siRNAs. The ASOs are generally less than 30 nucleobases in length. ASOs can have either charged nucleobases or uncharged bases. ASOs with uncharged bases are referred to as phosphorodiamidate morpholinos oligomers, or PMOs. The charged nucleobases impart an overall negative charge to ASOs that enhances their ability to cross membranes and enter into cells without the assistance of a delivery formulation. Once inside the cell, the charged ASOs can degrade RNA if they are gapmers, which have a DNA region in the center flanked by RNA wings, by recruiting the RNAseH1 enzyme to cleave heteroduplexes of DNA and RNA. ASOs can also alter splicing or exon skipping if they are non-gapmers. ASOs are functional in the nucleus and the cytoplasm. In contrast, a PMO is neutral in charge and unable to enter into cells without a delivery enhancement. PMOs are capable of exon skipping and are functional in the nucleus. In addition to ASOs and PMOs, siRNAs are a third type of oligonucleotide therapy which are generally less than 23 nucleobases in length and are a negatively charged duplex molecule comprised of a guide strand and a passenger strand. In order to modulate RNA or protein expressions, siRNAs need to be loaded into an RNA-induced silencing complex which is generally present in the cytoplasm but not the nucleus.

While some oligonucleotide therapeutics have been approved, the development of oligonucleotide therapeutics has been limited by challenges in the delivery of the oligonucleotide to the tissue that requires therapy. These challenges have been particularly evident in the delivery of oligonucleotides to muscle tissue. Unconjugated, or naked, oligonucleotides bind non-specifically to plasma proteins which increases their plasma half-life and circulation time through filtering organs such as the liver and kidney, leading the oligonucleotides to accumulate primarily in the liver and kidney, and resulting in increased toxicity in these organs. As a result, many oligonucleotide therapeutics are limited to organs where direct delivery to the target organ can be an effective approach, such as intravitreal administration in the retina or intrathecal administration in the central nervous system. There have been efforts to enhance delivery of siRNAs to tissue by utilizing lipid nanoparticles, or LNPs, and other encapsulation vehicles. Although these approaches can increase the effectiveness of an siRNA therapeutic, they are largely limited to filtering organs such as the liver and kidney and increase the safety risk of the therapeutic. Despite these limitations, both naked ASOs and encapsulated siRNAs have been approved and commercialized.

Subsequent efforts using targeted delivery of ASOs or siRNAs have demonstrated that conjugation to a delivery moiety can effectively deliver these compounds to target tissues and provide significant health benefits to patients. For instance, third-party developers have leveraged proteins on cell surfaces to enhance the delivery of oligonucleotides using a process called receptor-mediated uptake. These developers have conjugated sugar molecules referred to as GalNAcs to oligonucleotides in order to engage asiaglycoprotein, or ASGPR, a transporter protein expressed primarily on the surface of liver cells, and facilitate intracellular delivery of oligonucleotide therapeutics, resulting in increased target engagement as compared to naked oligonucleotides. The emerging preclinical and clinical data around the GalNAc-ASGPR approach and recent FDA approval of GIVLAARI (givosiran) and OXLUMO (lumasiran), which use this approach, supports receptor-mediated uptake as a delivery strategy for oligonucleotide therapeutics.

In order to increase the uptake of oligonucleotides, third-party developers have also used antibody conjugates as a means of delivering oligonucleotides into cells. Antibodies are naturally occurring proteins produced by the immune system that first identify and then neutralize or clear antigens, such as bacteria, viruses and other substances, by selectively binding to these foreign substances. Antibodies can be engineered for desired characteristics, such as high selectivity and high affinity for their target cell surface proteins and antibody format, such as mAb or Fab, in order to facilitate the delivery of oligonucleotide therapeutics into those cells. The use of engineered antibodies as a conjugate to oligonucleotide therapeutics is being studied for the delivery of oligonucleotides to muscle tissue and tumors.

Developers have sought to use the TfR1 receptor, which is highly expressed on the surface of muscle cells, to deliver oligonucleotides to muscle tissue. TfR1 is required for iron transport into muscle cells, and evidence to date suggests that there are no other proteins that can substitute for TfR1 function. For instance, in third-party studies, a conditional knock-out of TfR1 in cardiac muscle was lethal in mice, and a conditional knock-out of TfR1 in skeletal muscle resulted in significant metabolic imbalance in mice. These studies provide evidence that TfR1 is critical for muscle function. However, we believe that previous efforts to develop muscle disease therapeutics based on TfR1-mediated delivery have been unsuccessful because receptor-mediated uptake requires the optimization of each component of the conjugate molecule (the antibody, the linker and the oligonucleotide), which has not yet been achieved.

Our FORCE platform utilizes the importance of TfR1 in muscle biology as the foundation of our novel approach of linking therapeutic payloads to TfR1-targeted Fabs to deliver targeted therapeutics for muscle diseases.

Our approach

We are using our proprietary FORCE platform to develop targeted, life-transforming therapeutics for serious muscle diseases. We have designed our proprietary FORCE platform using our deep knowledge of muscle biology and oligonucleotide therapeutics with the goal of overcoming the current limitations of muscle tissue delivery and advancing modern oligonucleotide therapeutics for muscle diseases. Our therapeutics consist of three essential components: a proprietary Fab, a clinically validated linker and an oligonucleotide payload that we attach to our Fab using the linker. We engineered our proprietary Fab to bind to TfR1 to enable targeted delivery to skeletal, cardiac and smooth muscle. We selected the linker for our platform based on its clinically validated safety and efficacy in approved products, its serum stability and its ability to release the therapeutic payload within the muscle cell. Finally, we attach the Fab and linker to a therapeutic payload that can be an ASO, siRNA, PMO or small molecule that we rationally select to target the genetic basis of disease to potentially stop or reverse disease progression.

We have demonstrated proof-of-concept of our FORCE platform in multiple in vitro and in vivo studies. In murine and non-human primate (NHP) studies, we have delivered ASOs and PMOs to genetic targets within muscle tissue and observed durable, disease-modifying, functional benefit in preclinical models of disease. For instance, in our DM1 program, we observed almost complete reversal of myotonia after a single dose in the HSA-LR mouse DM1 model, reduction of toxic human nuclear DMPK in a hTfR1/DMSXL DM1 mouse model developed by us and reductions in levels of DMPK in WT mice for up to 12 weeks after a single dose, and in our DMD program, we observed increased muscle function four weeks after a single dose in the mdx mouse DMD model that mirrored levels of muscle function in a control cohort of healthy, wild-type mice.

The following graphic illustrates the three components of our therapeutics:

FORCE platform

Proprietary antibody (Fab)

Our proprietary Fabs are engineered to bind to TfR1 to enable targeted delivery of nucleic acids and other molecules to skeletal, cardiac and smooth muscle. A Fab is the region of an antibody that binds to antigens. Although we have engineered a number of Fabs, we plan to use the same Fab to target TfR1 across all of our muscle programs. We chose to develop our programs using a Fab rather than using mAbs because we believe Fabs provide the following potential significant advantages:

Potential advantages of Fabs targeting TfR1

To identify the proprietary Fab we plan to use in our product candidates, we generated and screened proprietary antibodies for selectivity to TfR1 in order to enhance muscle specificity and for binding to TfR1 without interfering with the receptor’s function of transporting iron into cells.

Clinically validated linker

The role of the linker is to connect the Fab and the oligonucleotide therapy. As a result, it is critical that the linker maintain stability in serum and provide release kinetics that favor sufficient payload accumulation in the targeted muscle cell. We have selected the Val-Cit linker for our FORCE platform based on its clinically validated safety and efficacy in approved products, its serum stability and its endosomal release attributes. As shown in the figure below, serum stability of our linker was comparable across multiple species, showing at least 75% stability measured at 72 hours after intravenous dosing.

Serum stability of linker >75% at 72 hours

We believe that serum stability is necessary to enable systemic intravenous administration, stability of the conjugated oligonucleotide in the bloodstream, delivery to muscle tissue and internalization of the therapeutic payload in the muscle cells. In preclinical studies, our Val-Cit linker facilitated precise conjugation of multiple types of payloads to our proprietary Fabs, including ASOs, siRNAs and PMOs. This flexibility enables us to rationally select the appropriate type of payload to address the genetic basis of each muscle disease. Additionally, our linker and conjugation chemistry allow us to optimize the ratio of payload molecules attached to each Fab for each type of payload. We believe that our linker and conjugation chemistry will enable us to rapidly design, produce and screen molecules to enable new muscle disease programs.

Optimized payload

With our FORCE platform, we have the flexibility to deploy different types of therapeutic payloads with specific mechanisms of action that modify target functions. Using this modularity, we rationally select the therapeutic payload for each program to match the biology of the target, with the aim of addressing the genetic basis of disease and stopping or reversing disease progression. For instance, in our DM1 program, where the genetic driver of DM1 is mutant DMPK pre-mRNA located in the nucleus, we have determined to use an ASO because ASOs have advantages in degrading RNA in the nucleus when compared to siRNAs. In the case of our DMD program, we are utilizing an exon skipping PMO payload with the goal of enhancing dystrophin expression. In the case of certain cardiac and metabolic programs where the genetic targets are focused in the cytoplasm, we have engineered proprietary siRNA payloads to reduce the expression of these cytoplasmic targets.

Advantages of our FORCE platform

We are using our FORCE platform to develop disease-modifying therapeutics for a broad portfolio of serious muscle diseases. We believe that these therapeutics may provide the following potential advantages:

•

Targeted delivery to muscle tissue:   Using our FORCE platform, we are designing our oligonucleotide therapeutics to leverage TfR1 expression on skeletal, cardiac and smooth muscle cells to deliver muscle-targeted therapeutics to benefit patients with serious muscle disease.

•

Potent targeting of the genetic basis of disease:   The flexibility of our FORCE platform allows us to deploy different types of payloads with specific mechanisms of action to modify target function. This enables us to rationally select payloads that match the biology of the target, with the aim of addressing the genetic basis of disease and stopping or reversing disease progression.

•

Enhanced tolerability:   We engineered our Fabs to enhance the tolerability of oligonucleotide therapeutics by limiting systemic drug exposure through targeted delivery of potent therapeutic payloads to muscle tissue. Additionally, we engineered our Fabs to minimize competition with transferrin binding and interference of iron uptake in targeted muscle cells.

•

Extended durability:   Our program candidates have demonstrated in preclinical studies the ability to deliver oligonucleotides to muscle cells at concentrations that we believe could produce prolonged disease-modifying pharmacodynamic effects. We believe that the potential durability of our program candidates may enable less frequent dosing of patients.

•

Redosable administration:   Our program candidates are engineered to be redosable, not just administered one time, which may enable individualized patient titration to reach the desired level of therapeutic expression and to potentially maintain efficacy throughout a patient’s life.

•

Well-established and scalable manufacturing:   Our program candidates can be manufactured using well-established and scalable methods for manufacturing antibodies, linkers and oligonucleotides. In addition, we expect our manufacturing costs will be reduced by our use of the same Fab and linker in each product candidate we develop.

•

Accelerated and efficient development:   We believe our use of a single Fab and linker across all of our programs reduces the development risk and cost of each product candidate and enables us to more quickly expand our portfolio of programs through either internally or externally developed payloads as the focus of our development will remain with the selection and optimization of each program-specific therapeutic payload.

Our portfolio

Our mission is to develop life-transforming medicines for patients with serious muscle diseases. We are creating a pipeline of programs to address diseases with high unmet need with etiologic targets. Our initial focus is on DM1, DMD and FSHD with potential pipeline expansion opportunities in additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. In selecting diseases to target with our FORCE platform, we seek diseases with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways, and where we believe that we would be able to commercialize any products that we develop and are approved with an efficient, targeted sales force. We have global commercial rights to all of our programs.

Myotonic dystrophy type 1 (DM1)

Overview

We are developing program candidates under our DM1 program to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that causes the disease. Our DM1 program is designed to deliver an ASO to muscle tissue to reduce the accumulation of DMPK pre-mRNA in the nucleus, release splicing proteins and potentially stop or reverse disease progression. In in vitro and in vivo preclinical studies, our ASOs when conjugated to Fabs targeting TfR1 have shown reduction in nuclear foci, correction of splicing changes, reversal of myotonia, which is a neuromuscular condition in which the relaxation of a muscle is impaired, and enhanced muscle distribution as evidenced by reduced levels of cytoplasmic wild type, or WT, DMPK RNA. We anticipate submitting an IND to the FDA for a product candidate in our DM1 program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

Disease overview and prevalence

DM1 is a monogenic, autosomal dominant, progressive disease that primarily affects skeletal, cardiac and smooth muscles. DM1 patients can suffer from various manifestations of the disease including myotonia, muscle weakness, cardiac arrhythmias, respiratory problems, fatigue, cardiac abnormalities, gastrointestinal, or GI, complications, early cataracts and cognitive and behavioral impairment.

DM1 is caused by an abnormal expansion in a region of the DMPK gene. Specifically, DM1 is caused by an increase in the number of CTG triplet repeats found in the 3’ non-coding region of the DMPK gene. The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in DM1 patients. The higher than normal number of triplet repeats form large hairpin loops that entrap the DMPK pre-mRNA in the nucleus and impart toxic activity, referred to as a toxic gain-of-function mutation. The mutant DMPK pre-mRNA sequesters in the nucleus, forming nuclear foci that bind splicing proteins. This inhibits the ability of splicing proteins to perform their normal function in the nucleus of guiding pre-mRNA processing of gene transcripts from many other genes. As a result, multiple pre-mRNAs that encode key proteins are mis-spliced. This mis-splicing in the nucleus results in the translation of atypical proteins which ultimately cause the clinical presentation of DM1. When nuclear DMPK levels are reduced, the nuclear foci that bind splicing proteins are diminished, releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease progression. This disease process is illustrated below:

DM1: Genetic basis and clinical presentation

DM1 is estimated to have a genetic prevalence of 1 in 2,500 to 1 in 8,000 people in the United States and Europe, affecting over 40,000 people in the United States and over 74,000 people in Europe. However, we believe that the patient population is currently underdiagnosed due to lack of available therapies as is observed for other rare diseases. DM1 is highly variable with respect to disease severity, presentation and age of onset.

We are advancing our own efforts to better characterize the actual DM1 patient population through a natural history study that we are sponsoring. We believe that the introduction of new therapies for DM1 will cause the diagnosis rate to improve, resulting in an increase in the overall prevalence estimates for the disease. Based on age of onset and severity of symptoms, DM1 is typically categorized into four overlapping phenotypes: late-onset; classical (adult-onset); childhood; and congenital (cDM1):

Overview of DM1 phenotypes

Phenotype	Clinical presentation	Estimated % of DM1 patients	Age of onset
Late-onset	•Myotonia •Muscle weakness •Cataracts	10%	40 - 70 years
Classical (Adult-onset)	•Muscle weakness and wasting •Myotonia •Cardiac conduction abnormalities •Respiratory insufficiency •Fatigue/Excessive daytime sleepiness •GI disturbance •Cataracts	65%	Early teens - 50 years
Childhood	•Psychological problems •Low IQ •Incontinence	15%	1 - 10 years
Congenital (cDM1)	•Infantile hypotonia •Severe generalized weakness •Respiratory deficits •Intellectual disability •Classic signs present in adults	10%	Birth

All DM1 phenotypes, except the late-onset form, are associated with high levels of disease burden and premature mortality. The clinical course of DM1 is progressive, and may become extremely disabling, especially when more generalized limb weakness and respiratory muscle involvement develops. Systemic manifestations such as fatigue, GI complications, cataracts and excessive daytime sleepiness greatly impact a patient’s quality of life. As a result, DM1 leads to physical impairment, activity limitations and decreased participation in social activities and work. Excluding congenital DM1 deaths, life expectancy ranges from 45 years to 60 years. Approximately 80% of early mortality is caused by cardiorespiratory complications. Respiratory failure due to muscle weakness (especially diaphragmatic weakness) causes at least 50% of early mortality, and cardiac abnormalities, including sudden death, account for approximately 30% of early mortality.

Current approaches and limitations

There are currently no disease-modifying therapies to treat DM1 that are approved or in clinical development, and treatment is focused largely on symptom management or palliative therapies. There are a number of product candidates in development, including product candidates in late stage clinical development that also are focused on symptom management or palliative therapies and do not target toxic nuclear DMPK RNA, which is the genetic basis of the disease. There remains a high unmet medical need for new disease-modifying therapies.

Our approach

Our program is designed to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that is the cause of the disease. We are developing program candidates linking our proprietary Fab to a proprietary ASO to address the genetic basis of DM1 by reducing the levels of mutant DMPK RNA in the nucleus, thereby releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease progression. We expect that the proprietary ASO will be a gapmer oligonucleotide that is designed to translocate to the nucleus, bind its complementary sequence on the DMPK RNA, recruit RNAseH1 to degrade DMPK RNA and thus reduce toxic nuclear DMPK RNA. We have chosen to develop our program candidates for DM1 with an ASO because single-stranded ASOs preferentially target nuclear RNAs, which is essential for degradation of toxic nuclear DMPK RNA.

Another company previously attempted to develop a naked ASO to treat DM1 but discontinued its program due to challenges related to delivery. Specifically, the program was unable to reach the oligonucleotide muscle tissue concentration required to reduce nuclear DMPK levels, correct splicing abnormalities and address the clinical presentation. The other company believed there was a need to focus on more potent delivery to muscle. We believe that our FORCE platform has the potential to overcome the limitations faced by the other company and address the genetic basis of DM1 by achieving enhanced delivery of therapeutic ASOs to muscle.

Preclinical data

We are conducting preclinical studies of our ASOs conjugated to Fabs targeting TfR1 in DM1 patient cells and in the HSA-LR DM1 mouse model, which are disease models in which toxic RNA is observed. In in vitro and in vivo preclinical studies, our conjugated ASOs have shown reduction of nuclear foci, correction of splicing changes and reversal of myotonia in disease models, reduction of toxic human nuclear DMPK in a hTfR1/DMSXL DM1 mouse model developed by us, as well as enhanced muscle distribution as evidenced by reduced levels of cytoplasmic WT DMPK RNA. We believe these data support the potential for our oligonucleotide therapy to be a disease-modifying therapy for patients with DM1.

Reduction of nuclear foci

In preclinical studies in DM1 patient cells that contained toxic nuclear DMPK RNA, we observed that administration of an ASO conjugated to a Fab targeting TfR1 resulted in reduction of nuclear foci. In DM1, the higher than normal number of CUG repeats form large hairpin loops that remain trapped in the nucleus, forming nuclear foci that bind splicing proteins and inhibit the ability of splicing proteins to perform their normal function. When toxic nuclear DMPK levels are reduced, the nuclear foci are diminished, releasing splicing proteins, allowing restoration of normal mRNA processing, and potentially stopping or reversing disease progression. As illustrated in the figure below, in this study in DM1 patient cells, a single dose of conjugated ASO (shown as Dyne in the figure below) reduced nuclear DMPK foci as determined through a fluorescence in situ hybridization (FISH) analysis. The reduced nuclear DMPK foci are indicated by the reduction in red punctate staining in the figure below for Dyne as compared to a saline control (shown as PBS). We believe the approximately 40% reduction in nuclear foci observed in this study supports the potential for our approach to advance a disease-modifying therapy for patients with DM1.

FORCE targeted nuclear DMPK and reduced nuclear foci in DM1 patient cells

Correction of splicing

In preclinical studies in DM1 patient cells that contained toxic nuclear DMPK RNA, we observed that administration of an ASO conjugated to a Fab targeting TfR1 resulted in correction of splicing of downstream RNAs such as Bridging Integrator Protein 1, or BIN1. Toxic DMPK RNA in the nucleus binds splicing proteins, inhibiting splicing protein function, and thereby reducing Exon 11 in BIN1 RNA. As illustrated in the figure below, in this study in DM1 patient cells, a single dose of the conjugated ASO (shown as Dyne in the figure) resulted in a statistically significant increase (p < 0.001) in Exon 11 inclusion compared to saline (shown as PBS), indicating that our conjugated ASO had reduced toxic DMPK RNA in the nucleus, causing the release of splicing proteins and the correction of BIN1 splicing. A p-value is a conventional statistical method for measuring the statistical significance of study results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than 5% likelihood that the observed results occurred by chance.

FORCE targeted nuclear DMPK and corrected BIN1 splicing in DM1 patient cells

% BIN1 Exon 11 Inclusion
(Mean +/- S.D.)
40
30
20
10
0
***
PBS
Dyne

              *** P < 0.001

We have also observed correction of splicing in the HSA-LR DM1 mouse model. The HSA-LR DM1 mouse model is a well-validated model of DM1 that exhibits pathologies that are very similar to human DM1 patients. This model accumulates toxic RNA with triplet repeats within the nucleus and sequesters proteins responsible for splicing such as Muscleblind-like Protein, or MBNL, thus causing mis-splicing of multiple RNAs such as CLCN1 (chloride channel) and Atp2a1 (calcium channel), among others. This mis-splicing causes the mice to exhibit myotonia, which is a hallmark of the DM1 clinical presentation in humans.

In blinded preclinical studies, single doses of one of our ASOs conjugated to a Fab targeting TfR1 delivered intravenously demonstrated dose-dependent correction of splicing in multiple RNAs and multiple muscles and was well tolerated by HSA-LR mice. In these studies, we tested the ability of the conjugated ASO to correct splicing in more than 30 different RNAs that are critical for contraction and relaxation of muscle in HSA-LR mice and observed dose-dependent correction of splicing. In DM1, significant RNA mis-splicing of these RNAs reduces muscle function.

The first figure below presents the data from these studies with respect to the Atp2a1 RNA, which encodes a calcium channel and contributes to muscle contraction and relaxation. The X-axis in the figure below represents splice derangement with 1.00 on the right side of the figure representing severe mis-splicing and 0.00 on the left side of the figure representing a normal or WT splice pattern. Hence, progression from right to left on the X-axis in the figure represents a correction of splicing. The Y-axis of the figure below represents the percent of the gene spliced in, or PSI. Severe mis-splicing of Atp2a1 is caused by the lack of Exon 22 inclusion in the Atp2a1 RNA as reflected in a PS1 close to 0.00, while WT splicing reflects near complete inclusion of Exon 22 as reflected in a PSI close to 1.00. Accordingly, the blue dots in the figure indicate a near-WT splicing pattern and near-WT Exon 22 inclusion. As the figure shows, our conjugated ASO (shown as Dyne) corrected splicing of Atp2a1 in a dose-dependent manner in the gastrocnemius muscle. Two doses were administered in this study in order to evaluate dose dependence.

The second figure below presents the same data from these studies with respect to the more than 30 different RNAs that were tested, showing similar dose-dependent correction of splicing for all of the tested

RNAs in gastrocnemius muscle. For some of these RNAs, correction of splicing toward WT reflects an increase in PSI, like Atp2a1 RNA in the first figure below, and for others it reflects a decrease in PSI.

FORCE dose-dependently corrected Atp2a1 splicing in HSA-LR DM1 mouse model

FORCE dose-dependently corrected splicing in multiple RNAs in HSA-LR DM1 mouse model

In addition to the dose-dependent changes shown in the gastrocnemius muscle, we also observed similar dose-dependent correction of splicing across the same panel of RNAs in the quadriceps and tibialis anterior muscles.

The figure below presents the levels of splicing derangement observed for saline and different doses of one of our conjugated ASOs, presented on a composite basis across the more than 30 RNAs that we tested in each muscle type.

FORCE dose-dependently corrected splicing in multiple muscles in HSA-LR DM1 mouse model

Quadriceps
Gastrocnemius
Tibialis Anterior
Overall Splicing Derangement
1.00
0.75
0.50
0.25
0.00
WT splicing
Treatment
Saline
Dyne 10mg/kg
Dyne 20mg/kg

Reversal of myotonia

In addition to these reductions in splicing derangement across multiple genes and muscles in the HSA-LR model, we observed in the HSA-LR model disease modification and almost complete reversal of myotonia after a single dose (20 mg/kg) of one of our ASOs conjugated to a Fab targeting TfR1. As shown in the figure below, we evaluated the severity of myotonia on a four-point scale 14 days following dosing with saline (PBS), naked ASO and the conjugated ASO, with grade 0 representing no myotonia, grade 1 representing myotonic discharge as measured by electromyography (EMG) in less than 50% of needle insertions, grade 2 representing myotonic discharge in greater than 50% of needle insertions and grade 3 representing myotonic discharge with nearly every needle insertion. We conducted this evaluation in quadriceps, gastrocnemius and tibialis anterior muscles.

Single dose of FORCE reversed myotonia in HSA-LR DM1 mouse model

Separately, in a third-party study of a naked ASO conducted in the same HSA-LR model by the company that discontinued its program due to delivery challenges, reductions in myotonia were observed after one month following eight 25 mg/kg doses of a naked ASO administered biweekly for a total dose of 200 mg/kg.

We believe the correction of splicing and reduction of myotonia we observed in our studies show that the intravenously administered ASO conjugated to a Fab was internalized into multiple muscles, enabling the ASO payload to enter the nucleus and degrade toxic DMPK RNA, thereby releasing splicing proteins to correct splicing of multiple RNAs and reverse myotonia.

Reduction of toxic human nuclear DMPK in a DM1 mouse disease model

We have developed an innovative hTfR1/DMSXL mouse model designed to evaluate pharmacodynamics and accelerate the advancement of our DM1 program. This model was designed with two key characteristics:

•	it expresses a human TfR1, or hTfR1, rather than the murine TfR1 expressed in WT mice, enabling uptake of human TfR1-targeting Fabs; and
•	it expresses murine WT DMPK and toxic human nuclear DMPK that represents a severe DM1 phenotype with more than 1,000 CTG repeats.

 These characteristics enable us to evaluate the ability of our lead DM1 candidate to reduce toxic human nuclear DMPK RNA. This hTfR1/DMSXL mouse model is illustrated below.

Overview of hTfR1/DMSXL DM1 mouse model

In a preclinical study using the hTfR1/DMSXL mouse model, as shown below, we observed that two doses of an ASO conjugated to a Fab targeting human TfR1 resulted in significant reductions after 14 days in toxic human nuclear DMPK RNA in the tibialis anterior, gastrocnemius, heart and diaphragm muscles. In the study, our candidate was well tolerated.

FORCE reduced toxic human nuclear DMPK RNA in multiple muscles in hTfR1/DMSXL DM1 mouse model

Tibialis Anterior
54% KD
****
Gastrocnemius
39% KD
**
Heart
60% KD
****
Diaphragm
56% KD
***
DMPK vs. PBS (Mean +/- SD)
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
PBS
Dyne

** P < 0.01

*** P < 0.001

**** P < 0.0001

Separately, in a third-party study of a naked ASO conducted in a DMSXL mouse model, after 44 days and significantly more and higher doses of the naked ASO, the naked ASO achieved toxic human nuclear DMPK knockdown at levels comparable to what we observed after 14 days in our study in the hTfR1/DMSXL mouse model.

Enhanced muscle distribution

While oligonucleotides are rationally designed genetic medicines, the current limitations with respect to delivery of oligonucleotides to muscle tissue present a significant limitation to advancing modern oligonucleotide therapeutics for muscle diseases. We have designed our FORCE platform to overcome these limitations. In preclinical studies, we observed that a single intravenous dose of one of our ASOs conjugated to a Fab targeting TfR1 was able to deliver its DMPK-targeted ASO payload to skeletal, cardiac and smooth muscle cells in mice and non-human primates and decrease WT DMPK RNA in the cytoplasm of different muscle cells.

We have observed dose-dependent and long-lasting reductions in the levels of DMPK in WT mice. In preclinical studies shown in the figures below, one of our ASOs when conjugated to a Fab targeting TfR1 resulted in a dose-dependent reduction in levels of cytoplasmic WT DMPK RNA that was greater than the reductions observed with the naked ASO. In this study we also evaluated our ASO conjugated to a Fab “scramble control” which does not bind to any known murine cell receptor in the gastrocnemius, soleus, heart and diaphragm muscles, at two dose levels, to demonstrate the advantage of leveraging TfR1 to deliver oligonucleotides to muscle. The percentages in the green boxes reflect the amount by which DMPK RNA decreased with the conjugated ASO compared to saline (PBS) administration.

FORCE dose-dependently decreased DMPK RNA

Gastrocnemius
Soleus
Heart
Diaphragm
DMPK vs PBS
(Mean +/- 95% CI)
1.5
1.0
0.5
0.0
***
**
*
55%
77%
55%
66%
19%
35%
53%
70%
PBS
B
A
B
A
B
Naked ASO
Control
Dyne

              Dose A: low dose

              Dose B: high dose

              * P < 0.05

              ** P < 0.01

              *** P < 0.001

We have also observed results in preclinical studies important to our efforts to develop redosable, titratable and durable therapeutics under our FORCE platform. Specifically, we observed durability of response up to 12 weeks in the tibialis anterior muscle and other muscles after a single dose in WT mice. In addition, repeat doses in WT mice were well tolerated and resulted in increased reductions in cytoplasmic WT DMPK RNA as compared to single doses.

We have also developed a distinct hTfR1 mouse model which expresses a human TfR1, rather than the murine TfR1 expressed in WT mice, and cytoplasmic WT DMPK. In preclinical studies using the hTfR1 mouse model, as shown below, we observed that two doses of an ASO conjugated to a Fab targeting human TfR1 resulted in significant reductions in cytoplasmic WT DMPK RNA in the tibialis anterior, gastrocnemius, heart and diaphragm muscles.

FORCE decreased WT DMPK RNA in hTfR1 mouse model

Tibialis Anterior
DMPK vs. PBS (Mean +/- SD)
1.5
1.0
0.5
0.0
79% KD
****
PBS
Dyne
Gastrocnemius
DMPK vs. PBS (Mean +/- SD)
1.5
1.0
0.5
0.0
76% KD
****
PBS
Dyne
Heart
DMPK vs. PBS (Mean +/- SD)
1.5
1.0
0.5
0.0
70% KD
****
PBS
Dyne
Diaphragm
DMPK vs. PBS (Mean +/- SD)
4.0
3.0
2.0
1.5
1.0
0.5
0.0
88% KD
**
PBS
Dyne

** P < 0.01

**** P < 0.0001

We also are evaluating our DM1 program in non-human primates. Currently there are no known DM1 disease models in non-human primates. As a result, any therapeutic candidate that reduces DMPK RNA expression in non-human primates is a result of targeting cytoplasmic WT DMPK RNA and not reflective of disease modification, which would require targeting toxic DMPK RNA in the nucleus. Consequently, we utilize non-human primate studies to evaluate muscle delivery, pharmacokinetics and tolerability of our FORCE platform. As shown in the figure below, in studies in non-human primates, a single intravenous dose of one of our ASOs when conjugated to a Fab targeting TfR1 reduced cytoplasmic DMPK RNA in multiple skeletal, cardiac and smooth muscles. In addition, and also as shown in the figure below, our conjugated ASO produced greater reductions, or knockdown (KD), in DMPK RNA than an equivalent dose of the naked ASO. Furthermore, our conjugated ASO produced less knockdown in DMPK RNA in non-muscle tissues, including kidney, liver and spleen tissues, as compared to a naked ASO, which we believe indicates specificity of our conjugated ASO for muscle tissue. Treatment with our conjugated ASO in these non-human primates was well tolerated with no clinically meaningful changes in hematology, serum biochemistry, platelet numbers, iron homeostasis, or kidney or liver function.

FORCE significantly decreased cytoplasmic DMPK RNA in non-human primate skeletal, cardiac and smooth muscle

Gastrocnemius
DMPK vs PBS (Mean +/- 95% CI)
3.0
2.0
1.0
0.0
PBS
Naked ASO
Dyne
62% KD
Soleus
DMPK vs PBS (Mean +/- 95% CI)
2.0
1.5
1.0
0.5
0.0
PBS
Naked ASO
Dyne
39% KD
Heart - left ventricle
DMPK vs PBS (Mean +/- 95% CI)
2.0
1.5
1.0
0.5
0.0
PBS
Naked ASO
Dyne
36% KD
Diaphragm
DMPK vs PBS (Mean +/- 95% CI)
2.0
1.5
1.0
0.5
0.0
PBS
Naked ASO
Dyne
49% KD
Deep Flexor
DMPK vs PBS (Mean +/- 95% CI)
2.0
1.5
1.0
0.5
0.0
PBS
Naked ASO
Dyne
62% KD
Bicep
DMPK vs PBS (Mean +/- 95% CI)
2.0
1.5
1.0
0.5
0.0
PBS
Naked ASO
Dyne
51% KD
Masseter
DMPK vs PBS (Mean +/- 95% CI)
2.0
1.0
0.0
PBS
Naked ASO
Dyne
41% KD
Quadricep
DMPK vs PBS (Mean +/- 95% CI)
2.0
1.5
1.0
0.5
0.0
PBS
Naked ASO
Dyne
52% KD
Ileum
(near cecum)
DMPK vs PBS (Mean +/- 95% CI)
3.0
2.0
1.0
0.0
PBS
Naked ASO
Dyne
70% KD
Jejunum
(duodenum ends)
DMPK vs PBS (Mean +/- 95% CI)
3.0
2.0
1.0
0.0
PBS
Naked ASO
Dyne
63% KD

Next steps

In our preclinical studies, we have observed targeting of mutant DMPK RNA in the nucleus, reduction of nuclear foci and splicing correction of key genes in DM1 patient cells, dose-dependent correction of splicing and reversal of myotonia after a single dose in the HSA-LR mouse DM1 model, reduction of toxic human nuclear DMPK in a hTfR1/DMSXL DM1 mouse model developed by us, durability of DMPK RNA knockdown up to 12 weeks, enhanced DMPK RNA knockdown with repeat dosing in WT and hTfr1 mice and enhanced delivery of DMPK-targeting ASO payload to murine and non-human primate skeletal, cardiac and smooth muscle tissue.

Based on these results, we plan to conduct IND-enabling safety studies in non-human primates and anticipate submitting an IND to the FDA for a product candidate in our DM1 program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

Duchenne muscular dystrophy (DMD)

Overview

We are developing program candidates under our DMD program to address the genetic basis of DMD by delivering a PMO to muscle tissue to promote the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a more complete, functional dystrophin protein and to potentially stop or reverse disease progression. We believe that PMOs, with their preferential targeting of nuclear mechanisms, are the best payload to address nuclear exon skipping. In in vitro and in vivo preclinical studies, our PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We are seeking to build a DMD franchise by initially focusing on the development of a therapeutic for patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exon 53, 45 and 44. We expect to submit an IND to the FDA for a product candidate in our Exon 51 skipping program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

Disease overview and prevalence

DMD is a monogenic, X-linked, disease caused by mutations in the gene that encodes for the dystrophin protein. Dystrophin protein is essential to maintain the structural integrity and normal function of muscle cells for walking, breathing and cardiac function. In patients with DMD, mutations in the dystrophin gene lead to certain exons being misread, resulting in the loss of function of the dystrophin protein. The reduction or absence of dystrophin leads to damage to muscle cell membranes, resulting in muscle cell death and progressive loss of muscle function.

DMD symptoms typically begin to manifest with weakness and progressive loss of muscle function beginning in the first few years of life. Young boys experience progressive muscle wasting and have difficulty standing up, climbing stairs, running, breathing and performing daily functions. As the disease progresses the severity of damage to skeletal and cardiac muscles results in patients experiencing total loss of ambulation in the pre-teenage or early teenage years. Progressive loss of upper extremity function is often observed in the mid-to-late teens followed by respiratory and/or cardiac failure, resulting in death before the age of 30.

We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that approximately 12,000 to 15,000 patients in the United States, and approximately 25,000 patients in Europe, have DMD. Approximately 80% of patients with DMD have DMD mutations amenable to exon skipping in the nucleus. Exons 51, 53, 45 and 44 represent nearly half of the total mutations observed in DMD that are amenable to exon skipping, as illustrated in the figure below.

Overview of DMD exons amenable to skipping

Current approaches and limitations

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are four FDA-approved naked PMO-based oligonucleotide therapies, each addressing a specific mutation: EXONDYS 51 (eteplirsen), which is approved for the treatment of DMD patients amenable to Exon 51 skipping, VYONDYS 53 (golodirsen), which is approved for the treatment of DMD patients amenable to Exon 53 skipping, VILTEPSO (vitolarsen), which is approved for the treatment of DMD patients amenable to Exon 53 skipping and AMONDYS 45 (casimersen), which is approved for the treatment of DMD patients amenable to EXON 45 skipping. However, each of the drugs requires weekly intravenous infusions. Eteplirsen, golodirsen and casimersen have demonstrated a less than 1% mean increase in dystrophin in clinical trials and vitolarsen has demonstrated an approximately 3% increase in dystrophin in clinical trials. The FDA-approved labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In Europe, the European Medicines Agency has rejected an application for approval of eteplirsen citing insufficient evidence of clinical benefit. In addition, a fourth drug, TRANSLARNA (ataluren), has only been conditionally approved in the European Union, Iceland and South Korea for non-sense mutations in DMD in ambulatory patients aged five years and older. Each of these approved products seeks to address DMD through the exon skipping approach we are pursuing, but we believe their limited efficacy is due to poor muscle uptake and biodistribution. There are a number of product candidates in development, including product candidates in late stage clinical development, which seek to address DMD through the exon skipping approach we are pursuing, including naked oligonucleotides, targeted oligonucleotides and PMOs conjugated to charged peptides, as well as product candidates that seek to address DMD through gene editing and gene replacement with viral gene therapies and with other approaches. We believe that each of these approaches currently have significant limitations, and that there continues to be a high unmet medical need for new disease-modifying therapies.

Our approach

Our DMD program is designed to address the genetic basis of DMD by promoting the skipping of specific DMD exons in the nucleus, allowing muscle cells to create more complete, functional dystrophin protein. Under our DMD program, we are developing program candidates for intravenous infusion that incorporate a Fab targeting TfR1 conjugated to a PMO designed to promote the skipping of specific DMD exons in the nucleus. Existing clinical data generated by others supports the benefits of utilizing a single stranded ASO or PMO to skip the faulty exon in the nucleus of DMD patient cells. We believe the Fab targeting TfR1 allows for more efficient delivery of a PMO to skeletal, cardiac and smooth muscle cells, creating an opportunity to increase dystrophin expression, enable less frequent dosing and provide greater clinical benefit compared to current therapeutic approaches. We plan to develop our program candidates for DMD with a PMO, initially for Exon 51 and in the future for other exon mutations including Exons 53, 45 and 44. We have identified potential PMOs for mutations amenable to skipping Exons 51, 53 and 45 and plan to identify PMOs for mutations amenable to skipping Exon 44.

Preclinical data

We are conducting preclinical studies of our PMOs conjugated to Fabs targeting TfR1 in human DMD cell lines and in mouse models of DMD. In in vitro and in vivo preclinical studies, these PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We believe these data support the potential for our oligonucleotide therapy to be a disease-modifying therapy for patients with DMD.

Increased exon skipping

We evaluated a candidate Exon 51-targeting PMO conjugated to a Fab targeting TfR1 in human DMD myotubes, a type of muscle cell, with a mutation amenable to Exon 51 skipping. We observed that treatment with the conjugated PMO resulted in a 50% increase in exon skipping as compared to a 25% increase in exon skipping following treatment with an equimolar dose of the naked PMO (p=0.001), as illustrated in the figure below.

FORCE increased exon skipping in human DMD myotubes with exon 51 mutation

Dystrophin %Ex51 Skipping
80
60
40
20
0
***
Naked PMO
Dyne

              *** P < 0.001

In studies in the mdx mouse DMD model, a validated and widely accepted mouse model in DMD which has a mutation in Exon 23, we observed that single intravenous doses of an Exon 23-targeting PMO conjugated to a Fab targeting TfR1 which we refer to as FORCE-M23D, achieved effective, dose-dependent exon skipping in multiple muscles, including in the quadriceps, diaphragm and cardiac muscles, 14 days following treatment, as illustrated in the figure below.

FORCE achieved effective exon skipping in mdx mouse DMD model

Levels of exon skipping of FORCE-M23D in this study were also higher than levels of exon skipping observed in third-party studies of a naked PMO or a stereopure ASO in the same mdx mouse model.

Increased dystrophin expression

In the same mdx mouse DMD model, we observed that the exon skipping promoted by a Exon 23-targeting PMO when conjugated to a Fab targeting TfR1 resulted in dose-dependent production of dystrophin protein in the quadriceps muscle, as illustrated in the western blot (top) and bar graph (bottom) below. Levels of dystrophin expression in this study were also higher than levels of dystrophin expression observed in a third-party study of a naked PMO in the same mdx mouse model. In this study, we utilized Alpha-Actinin as a control protein.

FORCE dose-dependently increased dystrophin expression in mdx mouse DMD model quadriceps muscle

We also observed in the mdx mouse DMD model that a single dose of FORCE-M23D restored dystrophin expression to the muscle cell membrane based on immunohistochemistry in the quadricep. In addition, FORCE-M23D restored more dystrophin compared to an equivalent dose of the naked PMO which we refer to as naked M23D, as indicated by the greater purple shading in the figure for FORCE-M23D as compared to naked M23D and a saline control.

Dystrophin expression in quadriceps muscle

We believe localization of dystrophin to the muscle cell membrane is critical to restore muscle cell structural integrity and function in patients with DMD and that these data show more effective PMO delivery to muscle when using our conjugated PMO as compared to the naked PMO.

Reduced muscle damage

In DMD patients, the reduction of muscle cell structural integrity leads to muscle cell membrane damage and the leakage of creatine kinase (CK), an enzyme normally found inside muscle cells, into serum. As a result, the presence of creatine kinase in serum is utilized as a biomarker for muscle damage in DMD. In preclinical studies in the mdx mouse DMD model, we observed that levels of creatine kinase decreased significantly more in mice treated with a single dose of FORCE-M23D when measured two and four weeks following dosing compared to mice treated with naked M23D, as illustrated in the figure below.

Single dose of FORCE significantly reduced serum creatine kinase in mdx mouse DMD model

          **** P < 0.0001

Increased muscle function

In additional preclinical studies in the mdx mouse DMD model, we observed that a single dose of FORCE-M23D demonstrated a functional benefit in multiple standardized assessments conducted in blinded conditions. In a hind limb fatigue challenge, mice treated with a single dose of FORCE-M23D performed significantly better than those treated with naked M23D two weeks following treatment. In addition, the performance of the mdx mice treated with FORCE-M23D was statistically equivalent to the performance of a control cohort of healthy, wild-type mice treated with saline, as illustrated in the figure below.

Single dose of FORCE demonstrated functional benefit in mdx mouse DMD model: hind limb fatigue challenge

** P < 0.01

*** P < 0.001

NS: not statistically significant

In the home cage running wheel study, the distance traveled by mice is measured over a 24-hour period. In this functional assessment, mdx mice treated with a single dose of FORCE-M23D performed better than those treated with naked M23D four weeks following treatment, with the performance of the mdx mice treated with FORCE-M23D mirroring the performance of a control cohort of healthy, wild-type mice treated with saline, as illustrated in the figure below. In this study, the mice were subjected to both light and dark periods to simulate the course of a day, and activity was higher during dark periods reflecting the nocturnal nature of mice.

Single dose of FORCE demonstrated functional benefit in mdx mouse DMD model: home cage running wheel

Light Period
Dark Active Period
Light Period
Distance Traveled (m) During Running Wheel Session
Time of Day
WT-saline
mdx-saline
mdx-M23D
mdx-FORCE-M23D
0
250
500
750
1000
1250
13:00
14:00
15:00
16:00
17:00
18:00
19:00
20:00
21:00
22:00
23:00
24:00
1:00
2:00
3:00
4:00
5:00
6:00
7:00
8:00
9:00
10:00
11:00
12:00

We believe the results from these preclinical studies are consistent with improvements in both skeletal and cardiac muscle function resulting from targeted delivery of PMOs in muscle tissue, enhanced exon skipping, increased dystrophin expression and improved muscle health.

Next steps

We are seeking to build a DMD franchise by initially focusing on the development of a therapeutic for patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exons 53, 45 and 44. We plan to conduct IND-enabling safety studies in non-human primates and anticipate submitting an IND to the FDA for a product candidate in our Exon 51 skipping program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

Facioscapulohumeral Dystrophy (FSHD)

Overview

We are developing program candidates under our FSHD program that are designed to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. We exclusively licensed from the University of Mons, or UMONS, intellectual property covering multiple ASOs that have been shown to potently target DUX4 in preclinical studies. We anticipate submitting an IND to the FDA for a product candidate in our FSHD program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

Disease overview and prevalence

FSHD is one of the most common muscular dystrophies and affects both sexes equally, with onset typically in teens and young adults. FSHD is characterized by progressive skeletal muscle loss that initially causes weakness in muscles in the face, shoulders, arms and trunk and progresses to weakness in muscles in lower extremities and the pelvic girdle. Skeletal muscle weakness results in significant physical limitations, including progressive loss of facial muscles that can cause an inability to smile or communicate, difficulty using arms for activities of daily living and difficulty getting out of bed, with many patients ultimately becoming dependent upon the use of a wheelchair for daily mobility activities. We estimate that the patient population is between 16,000 and 38,000 in the United States and approximately 35,000 in Europe. We believe that there may be additional patients who are not formally diagnosed due to a perceived difficulty of obtaining a diagnosis and the fact that there are no approved treatments. Approximately two-thirds of cases are familial-inherited in an autosomal dominant fashion and one-third of cases occur randomly or as a result of environmental factors. FSHD affects all ethnic groups with similar incidence and prevalence.

FSHD is caused by aberrant expression of the DUX4 gene in muscle resulting in inappropriate presence of the DUX4 protein, a transcription factor causing the expression of other genes. Normally, DUX4-driven gene expression is limited to early embryonic development, after which time the DUX4 gene is silenced. In patients with FSHD, a genetic mutation causes expression of DUX4 protein to continue after embryonic development. The DUX4 protein regulates the expression of multiple genes encoding other proteins, some of which are toxic to muscle. Evidence of aberrant expression of DUX4 and the genes it activates, including ZSCAN4, MBD3L2, and TRIM43, is a major molecular signature that distinguishes muscles affected by FSHD from healthy muscle. The aberrant expression of DUX4 in FSHD results in muscle death and replacement by fat, which leads to the progressive muscle weakness and disability which characterize the disease, as shown in the figure below.

FSHD: genetic basis and disease process

Current approaches and limitations

There are currently no approved therapies for FSHD, and patients are treated with pain management and physical therapy. There are a number of product candidates in clinical development, including losmapimod, a p38 MAPK inhibitor that is intended to modulate DUX4 expression and is being evaluated in a Phase 2 clinical trial. To aid in the development of therapies for FSHD, we are sponsoring an ongoing natural history study seeking to validate new clinical outcome assessments and evaluate physiological biomarkers to support the design and implementation of future clinical trials.

Our approach

We are developing program candidates under our FSHD program that are designed to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. We exclusively licensed from UMONS intellectual property covering multiple DUX-targeting ASOs that have been shown to potently target DUX4 in preclinical studies. We are currently evaluating these ASOs conjugated to a Fab targeting TfR1 in patient-derived FSHD myotubes.

As shown in the figure below, we administered to patient-derived myotubes an ASO conjugated to a Fab targeting TfR1, which we refer to as FORCE-FM10, and naked FM10 and observed reduced DUX4-associated gene expression, as measured by the mRNA transcribed by three genes that are known to be only expressed following DUX4 activation, MBD3L2, TRIM43 and ZSCAN4. In addition, IC50 concentrations for the conjugated FM10 were up to 9.6 times lower than those observed for naked FM10, indicating that conjugated FORCE-FM10 was up to 9.6 times more potent than naked FM10. IC50 concentration is a measure of the potency of a substance that indicates how much of the substance is needed to inhibit a biological process.

FORCE-FM10 suppressed expression of key DUX4 biomarkers in FSHD patient myotubes

Next steps

We plan to conduct IND-enabling safety studies in non-human primates and anticipate submitting an IND to the FDA for a product candidate in our FSHD program as one of the three INDs we expect to submit between the fourth quarter of 2021 and the fourth quarter of 2022.

Discovery programs

We intend to expand our FORCE portfolio by pursuing programs in additional indications, including additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. By rationally selecting therapeutic payloads to conjugate with our proprietary Fab and linker, we plan to develop product candidates to address the genetic basis of additional muscle diseases. In selecting these payloads, we plan to prioritize ASOs for indications driven by nuclear genetic targets and siRNAs for indications driven by cytoplasmic targets. We have completed screening and identified potent ASO and siRNA payloads against a number of cardiac and metabolic targets. We may selectively establish strategic collaborations for certain of these programs where we believe we could benefit from the resources or capabilities of other biopharmaceutical companies. We may also seek strategic collaborations where we believe we can utilize our FORCE platform to enhance delivery of third-party payloads to muscle tissue.

In addition to our muscle disease portfolio, we believe there is an opportunity to leverage our TfR1 antibody expertise to develop novel antibodies that cross the blood-brain barrier and deliver therapeutics to CNS tissue through systemic intravenous administration. These antibodies will likely have different characteristics, such as TfR1 affinity, than the antibodies we have optimized for muscle delivery.

Manufacturing

We do not own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations, or CMOs, and suppliers for the Fab antibodies, linker and oligonucleotide payloads that comprise our program candidates and the conjugation of these components. We plan to use third-party CMOs to support our IND-enabling studies and to fully supply our clinical trials and commercial activities, but may also seek to eventually establish our own manufacturing facility for long-term commercial supply. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates, as well as multiple CMOs who could assemble the antibody, linker and payload that comprise our program candidates.

Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our CMOs are required to comply with these regulations and are assessed through regular monitoring and formal audits. Our third-party manufacturers are required to manufacture any product candidates we develop under current Good Manufacturing Practice, or cGMP, requirements and other applicable laws and regulations.

We have personnel with extensive technical, manufacturing, analytical and quality experience to oversee all contracted manufacturing and testing activities. We have established a CMC Advisory Board to support our manufacturing personnel.

Intellectual property

We strive to protect our proprietary technology, inventions, improvements, platforms, program candidates, product candidates and components thereof, their methods of use and processes for their manufacture that we believe are important to our business, including by obtaining, maintaining, defending and enforcing patent and other intellectual property rights for the foregoing in the United States and in foreign jurisdictions. We also rely on trade secrets and confidentiality agreements to protect our confidential information and know-how and other aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our future commercial success depends in part on our ability to:

•	obtain, maintain, enforce and defend patent and other intellectual property rights for our important technology, inventions and know-how;
•	preserve the confidentiality of our trade secrets and other confidential information;
•	obtain and maintain licenses to use and exploit intellectual property owned or controlled by third parties;
•	operate without infringing, misappropriating or otherwise violating any valid and enforceable patents and other intellectual property rights of third parties; and
•

defend against challenges and assertions by third parties challenging the validity or enforceability of our intellectual property rights, or our rights in our intellectual property, or asserting that the operation of our business infringes, misappropriates or otherwise violates their intellectual property rights.

As of March 2, 2021, we owned 36 patent application families related to our business, comprised of 40 U.S. provisional patent applications, 10 pending U.S. non-provisional patent applications, 14 pending Patent Cooperation Treaty, or PCT, patent applications, and 75 pending foreign patent applications in Australia, Canada, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa, and we exclusively licensed one patent family, comprised of two issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden. None of our pending PCT patent applications has entered the national stage.

Our owned and licensed patent estate covers various aspects of our programs and technology, including our FORCE platform, proprietary antibodies, oligonucleotide conjugates, methods of treatment and aspects of manufacturing. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2039 through 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

FORCE platform

With regard to our FORCE platform, as of March 2, 2021, we owned four pending PCT patent applications, nineteen pending U.S. provisional patent applications, one pending U.S. non-provisional patent application, and eleven pending foreign patent applications in Australia, Canada, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to various aspects of our FORCE platform including proprietary antibodies, oligonucleotide conjugates, methods of manufacture and methods of treatment. Any patents issued from these applications are expected to expire from 2039 to 2041; however, patent term extension may be available.

DM1 program

With regard to our DM1 program, as of March 2, 2021, we owned two pending PCT patent applications, seven pending U.S. provisional patent applications, one pending U.S. non-provisional patent application, and eleven pending foreign patent applications in Australia, Canada, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DM1. Any patents issued from these applications are expected to expire from 2039 to 2041; however, patent term extension may be available.

DMD program

With regard to our DMD program, as of March 2, 2021, we owned one pending PCT patent application, five pending U.S. provisional patent applications, one pending US non-provisional patent application, and eleven pending foreign patent applications in Australia, Canada, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DMD. Any patents issued from these applications are expected to expire in 2039 and 2041; however, patent term extension may be available.

FSHD program

With regard to our FSHD Program, as of March 2, 2021, we owned one pending PCT patent application, five pending U.S. provisional patent applications, one pending US non-provisional patent application, and eleven pending foreign patent applications in Australia, Canada, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of FSHD. Any patents issued from these applications are expected to expire in 2039 and 2041; however, patent term extension may be available. We also in-license a patent family from UMONS comprised of two issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden. The issued patents expire in 2031; however, a patent term extension may be available.

Discovery programs

With regard to our discovery programs, as of March 2, 2021, we owned five pending PCT patent applications, one pending US non-provisional patent application, and one European patent application. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of a variety of additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. Any patents issued from these applications are expected to expire in 2039 and 2041; however, patent term extension may be available.

Patent prosecution

A PCT patent application is not eligible to become an issued patent until, among other things, we file one or more national stage patent applications in the jurisdictions in which we seek patent protection and do so within prescribed timelines of the PCT application’s priority date. These prescribed timelines are generally 30 months, 31 months or 32 months, depending on the jurisdiction. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any potential patent protection on the inventions disclosed in such PCT patent application.

Moreover, a provisional patent application is not eligible to become an issued patent. A provisional patent application may serve as a priority filing for a non-provisional patent application we file within 12 months of such provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our existing provisional patent applications and any potential patent protection on the inventions disclosed in our provisional patent applications.

While we intend to timely file additional provisional patent applications and national stage and non-provisional patent applications relating to our PCT patent applications, we cannot predict whether any of our patent applications will result in the issuance of patents. If we do not successfully obtain patent protection, or if the scope of the patent protection we or our licensors obtain with respect to our product candidates or technology is insufficient, we will be unable to use patent protection to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other similar competing products and technologies. Our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our technology, inventions and improvements, either directly or indirectly, will depend in part on our success in obtaining, maintaining, defending and enforcing patent claims that cover our technology, inventions and improvements.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The protection afforded by a patent varies on a product-by-product basis, from jurisdiction-to-jurisdiction, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments and regulatory-related patent term extensions, the availability of legal remedies in a particular jurisdiction and the validity and enforceability of the patent. Patent laws and related enforcement in various jurisdictions outside of the United States are uncertain and may not protect our rights to the same extent as the laws of the United States. Changes in the patent laws and rules, whether by legislation, judicial decisions or regulatory interpretation, in the United States and other jurisdictions may have uncertain affects that could improve or diminish our ability to protect our inventions and obtain, maintain, defend and enforce our patent rights, and could therefore affect the value of our business in uncertain ways.

The area of patent and other intellectual property rights in biotechnology is evolving and has many risks and uncertainties, and third parties may have blocking patents and other intellectual property that could be used to prevent us from commercializing our platform and product candidates and practicing our proprietary technology. Our patent rights may be challenged, narrowed, circumvented, invalidated or ruled unenforceable, which could limit our ability to stop third parties from marketing and commercializing related platforms or product candidates or limit the term of patents that cover our platform and any product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against third parties with similar technology, and third parties may independently develop similar technologies.

Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any competitive advantage provided by the patent. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates and intellectual property rights related to the foregoing, please see the section entitled “Risk factors—Risks related to our intellectual property.”

Patent term

The term of individual patents depends upon the laws of the jurisdictions in which they are obtained. In most jurisdictions in which we file, the patent term is 20 years from the earliest date of filing of the first non-provisional patent application to which the patent claims priority. However, the term of U.S. patents may be extended or adjusted for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, in the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for up to five years beyond the normal expiration date of the patent. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. For more information on patent term extensions, see Item 1. “Business—Government regulation—Patent term restoration and extension” in this Annual Report on Form 10-K. In the future, if and when any product candidates we may develop receive FDA approval, we expect to apply for patent term extensions on issued patents covering those product candidates. Moreover, we intend to seek patent term adjustments and extensions for any of our issued patents in any jurisdiction where such adjustments and extensions are available. However, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such adjustments and extensions should be granted, and even if granted, the length of such adjustments and extensions.

Trade secrets

In addition to patent protection, we also rely on trade secrets, know-how, unpatented technology and other proprietary information to strengthen our competitive position. We currently, and may continue in the future continue to, rely on third parties to assist us in developing and manufacturing our products. Accordingly, we must, at times, share trade secrets, know-how, unpatented technology and other proprietary information, including those related to our platform, with them. We may in the future also enter into research and development collaborations with third parties that may require us to share trade secrets, know-how, unpatented technology and other proprietary information under the terms of research and development partnerships or similar agreements. Nonetheless, we take steps to protect and preserve our trade secrets and other confidential and proprietary information and prevent the unauthorized disclosure of the foregoing, including by entering into non-disclosure and invention assignment agreements with parties who have access to our trade secrets or other confidential and proprietary information, such as employees, consultants, outside scientific collaborators, contract research and manufacturing organizations, sponsored researchers and other advisors, at the commencement of their employment, consulting or other relationships with us. In addition, we take other appropriate precautions, such as maintaining physical security of our premises and physical and electronic security of our information technology systems, to guard against any misappropriation or unauthorized disclosure of our trade secrets and other confidential and proprietary information by third parties.

Despite these efforts, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or other confidential or proprietary information. In addition, we cannot provide any assurances that all of the foregoing non-disclosure and invention assignment agreements have been duly executed, and any of the counterparties to such agreements may breach them and disclose our trade secrets and other confidential and proprietary information. Although we have confidence in the measures we take to protect and preserve our trade secrets and other confidential and proprietary information, they may be inadequate, our agreements or security measures may be breached, and we may not have adequate remedies for such breaches. Moreover, to the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to our rights in any know-how or inventions arising out of such work. For more information, please see the section entitled “Risk factors—Risks related to our intellectual property.”

License agreement with the University of Mons

In April 2020, we entered into a license agreement with UMONS, or the UMONS Agreement, pursuant to which UMONS granted to us an exclusive, worldwide license to certain patents and patent applications related to oligonucleotides for our FSHD program and a non-exclusive, worldwide license to existing, related know-how. Each of the issued patents licensed to us under the UMONS Agreement is scheduled to expire in 2031. The licenses under the UMONS Agreement confer on us the right to research, develop and commercialize products, which we refer to as licensed products, and to practice processes, in each case, covered by the licensed patents and existing, related know-how.

Under the UMONS Agreement, we are obligated to use commercially reasonable efforts to develop at least one licensed product and, to the extent regulatory approval is obtained in such jurisdictions, to commercialize at least one licensed product in the United States and the United Kingdom or a member country of the European Union. Unless terminated earlier, the UMONS Agreement will remain in effect until the last to expire of the licensed patent rights on a licensed product-by-licensed product and country-by-country basis. UMONS may terminate the UMONS Agreement in the event of a material breach by us and our failure to cure such breach within a specified time period. We may voluntarily terminate the UMONS Agreement with prior notice to UMONS.

In connection with our entry into the UMONS Agreement, we paid UMONS an upfront payment of €50,000. We also agreed to make milestone payments to UMONS upon the achievement of specified development and regulatory milestones up to a maximum aggregate total of €400,000 for the first licensed product to achieve such milestones and up to a maximum aggregate total of €200,000 for each subsequent licensed product to achieve each such milestones, as well as a low single-digit percentage royalty on net sales of licensed products by us, our affiliates and sublicensees. These royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last licensed patent rights covering such licensed product in such country. In addition, if we sublicense rights under the UMONS Agreement, we are required to pay a low double-digit percentage of the sublicense revenue to UMONS. Additionally, if we choose to file, prosecute or maintain any patents included in the licensed patent rights under the UMONS Agreement, we will be required to bear the full cost and expenses of preparing, filing, prosecuting and maintaining any such patents.

Competition

The biotechnology and biopharmaceutical industries generally, and the muscle disease field specifically, are characterized by rapid evolution of technologies, sharp competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge in the field of muscle diseases, oligonucleotide therapeutics and manufacturing provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; an antibody linked siRNA in preclinical development by Avidity Biosciences, Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc. and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics,

Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in preclinical development for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, and Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Avidity Biosciences, Dicerna Pharmaceuticals, Inc., Ionis Pharmaceuticals, NeuBase Therapeutics, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

Many of our competitors, either independently or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than we are in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval for treatments and achieving widespread market acceptance. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than products we may develop. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of other drugs. The key competitive factors affecting the successful of all any products we may develop are likely to be their efficacy, safety, convenience, price and availability of reimbursement.

Government regulation

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and regulation of biologics in the United States

In the United States, any product candidates we may develop would be regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and their implementing regulations and guidance. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension, or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or the Department of Justice, or DOJ, and other governmental entities, including state agencies.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices, or GLP regulations;
•

completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;

•

preparation and submission to the FDA of a BLA for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•

satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;

•	payment of user Prescription Drug User Fee Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, including an antibody, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND review process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety, may be a result of new data, findings, or developments in clinical, preclinical and/or chemistry, manufacturing and controls or where there is non-compliance with regulatory requirements. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

Expanded access to an investigational drug for treatment use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

Human clinical trials in support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee, or IBC, in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•

Phase 1    clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy subjects or patients.

•

Phase 2    clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3    clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Information about applicable clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Compliance with cGMP requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and approval of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether to accept it for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA.

Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

The FDA may also refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee.

Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast track, breakthrough therapy, priority review and regenerative medicine advanced therapy designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative medicine advanced therapy, or RMAT, designation. These designations are not mutually exclusive, and a product candidate may qualify for one or more of these programs. While these programs are intended to expedite product development and approval, they do not alter the standards for FDA approval.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. Breakthrough designation may be rescinded if a product no longer meets the qualifying criteria.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months. Priority designation may be rescinded if a product no longer meets the qualifying criteria.

With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative medicine advanced therapies. A product is eligible for RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative medicine advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review, and accelerated approval based on surrogate or intermediate endpoints. RMAT designation may be rescinded if a product no longer meets the qualifying criteria.

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, confirm a clinical benefit during post-marketing studies or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Post-approval regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post- market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product recall, seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for uses not described in the drug’s labeling, known as off-label uses, in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such off-label uses because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Orphan drug designation

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Federal and state data privacy and security laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 or HITECH, and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities and their subcontractors that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Patent term restoration and extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND involving human beings and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

Regulation and procedures governing approval of medicinal products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical trial approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, but it has not yet become effective. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. On January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME designation in the European Union

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Regulatory data protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent term extensions in the European Union and other jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of authorization and renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the European Union market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory requirements after marketing authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan drug designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, would prevent pharmaceutical companies from commercializing any product candidates in the United Kingdom and/or the European Union and restrict their ability to generate revenue and achieve and sustain profitability. It remains to be seen how the new arrangement will be implemented and operate.

Furthermore, while the GDPR continues to apply in the United Kingdom in substantially unvaried form under the UK GDPR and is complemented by the United Kingdom Data Protection Act of 2018, which achieved Royal Assent on May 23, 2018 and remains effective in the United Kingdom in amended form, it is still unclear whether transfers of data from the EEA to the United Kingdom will remain lawful under GDPR. As noted above, the Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. We may, however, incur liabilities, expenses, costs and other operational losses under GDPR and applicable European Union Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which became effective on

May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

For more information on these matters and the GDPR, please see the section entitled “Risk Factors—Risks related to regulatory approval and other regulatory and legal compliance matters—We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, results of operations or prospects.”

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payers, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payers are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payer not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payer to payer. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to any companion diagnostics.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we obtain approval in the future to market in the United States any product candidates we may develop, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare law and regulation

Healthcare providers and third-party payers play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payers and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, false statement laws and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities;

•

HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, including the final omnibus rule published in January 2013, which impose obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates that perform services for them, that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, as defined to include doctors, dentists, optometrists, podiatrists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to other healthcare providers, such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payers, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers, drug pricing or marketing expenditures. In addition, certain state and local laws require drug manufacturers to register pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, imprisonment, integrity oversight and reporting obligations and the curtailment or restructuring of our operations.

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government healthcare programs.

Since enactment of the ACA, there have been, and continue to be, numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the U.S. Supreme Court. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs.

More recently, President Trump has issued five executive orders that are intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force in the Biden Administration.

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

Employees and human capital

As of January 31, 2021, we had 47 full-time employees, including a total of 15 employees with M.D. or Ph.D. degrees. Of these full-time employees, 35 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Our corporate information

We were incorporated under the laws of the state of Delaware on December 1, 2017 under the name Dyne Therapeutics, Inc. Our principal executive offices are located at 830 Winter Street, Waltham, Massachusetts 02451 and our telephone number is (781) 786-8230.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. The service marks and trademarks that we own include the marks Dyne Therapeutics™ and FORCE™. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

Available information

We file reports and other information with the Securities and Exchange Commission, or SEC, as required by the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

Our website address is https://www.dyne-tx.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us.

The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference.

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K including our consolidated financial statements and the related notes thereto in evaluating our company. The risks described below are not the only risks facing our company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results and financial condition to suffer materially.

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $14.9 million for the year ended December 31, 2019 and $59.4 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $79.2 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs, have not initiated investigational new drug, or IND, -enabling studies or identified a product candidate for clinical development and have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We have not initiated IND-enabling studies, identified any product candidates for clinical development or initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical testing and clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $345.3 million. In addition, in January 2021 we issued and sold an aggregate of 6,000,000 shares of our common stock at a public offering price of $28.00 per share, resulting in net proceeds to us of $153.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2020, we had federal NOL carryforwards of $69.1 million and state NOL carryforwards of $68.9 million.

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

Risks related to discovery and development

We are very early in our development efforts. We have not initiated IND-enabling studies or identified any product candidates for clinical development, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have invested our research efforts to date in developing our platform. We have a portfolio of programs that are in early stages of preclinical development and have not yet initiated IND-enabling studies or identified any product candidates for clinical development. We may never advance any product candidates to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the U.S. Food and Drug Administration, or FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.

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

In addition, we have not initiated any IND-enabling studies, identified any product candidates for clinical development or successfully developed any product candidate and our ability to identify and develop a product candidate may never materialize. The process by which we identify and disclose product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

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

We are in the early stage of research in the development of our platform and programs and have not initiated any IND-enabling studies or identified any product candidates for clinical development. As a result, our belief in the capabilities of our platform is based on early research and preclinical studies.

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

We expect to face competition from existing products and product candidates in development for each of our programs. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; an antibody linked siRNA in preclinical development by Avidity Biosciences, Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in preclinical development for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, and Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Avidity Biosciences, Dicerna Pharmaceuticals, Inc., Ionis Pharmaceuticals, NeuBase Therapeutics, Inc.  and Sarepta, as well as gene therapy and gene editing approaches.

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

Risks related to our intellectual property

Although we own and license a number of pending patent applications which have not yet issued as patents, we do not currently own any issued patents. We do, however, in-license two issued U.S. patents and one issued European patent relating to product candidates we may develop. If we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize any product candidates we may develop or our technology may be adversely affected due to such competition.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage and we currently do not own or exclusively license any issued patents in any jurisdiction other than two issued U.S. patents and one issued European patent which we exclusively license. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from the University of Mons, or UMONS, to certain patent rights and know-how of UMONS. Our license agreement with UMONS imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of the license agreement with UMONS, see Item 1. “Business—Intellectual Property—License Agreement with the University of Mons” in this Annual Report on Form 10-K.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union for any product candidates we may develop, which could significantly and materially harm our business.

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

•

the federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws which can be enforced through civil whistleblower or qui tam actions, imposes civil and criminal penalties against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other government payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

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

•

HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which imposes certain requirements, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;

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

Legislative and regulatory changes may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

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

In addition, other legislative changes have been adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous executive and legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, which was signed by President Trump on December 22, 2017, Congress effectively repealed the “individual mandate” by reducing the applicable penalty to zero dollars. The modification of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

The Trump Administration also took executive actions to undermine or delay implementation of the ACA. During the Trump presidency, the president signed several executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. Another executive order terminates the cost-sharing subsidies that reimburse insurers under the ACA. In addition, CMS proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On November 10, 2020, the United States Supreme Court heard oral argument in this case and it is expected to issue a decision sometime this year. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

More recently, President Trump issued five executive orders intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation (EU) 2016/679, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018; and continues to have effect in amended form in the United Kingdom by operation of the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA and United Kingdom by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny for transfers of personal data from clinical trial sites located in the EEA and United Kingdom to the United States. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our any product candidates we develop. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union, or CEJU, invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework, in a case known colloquially as “Schrems II”. Following this decision, the Swiss Federal Data Protection and Information Commissioner, or the FDPIC, announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-U.S. data transfers. Following the decision in Schrems II, the United Kingdom government has also invalidated use of the EU-U.S. Privacy Shield as a mechanism for lawful transfers of personal data from the United Kingdom to the United States under the UK GDPR. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ — which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from the EEA, United Kingdom or Switzerland may also restrict our clinical trials activities in Europe; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Furthermore, following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the UK GDPR. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains unclear. For example, it is still unclear whether the transfer of data from the EEA to the United Kingdom will in the future remain lawful under the GDPR. For the meantime, under the post-Brexit Trade and Cooperation Agreement between the European Union and the United Kingdom, it has been agreed, that transfers of personal data to the United Kingdom from European Union Member States will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, which may be extended by a further two months — such period, the adequacy assessment period. This will also apply to transfers to the United Kingdom from EEA Member States, assuming those Member States accede to the relevant provision of the Trade and Cooperation Agreement. Although the current maximum duration of the adequacy assessment period is six months it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR or the Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant United Kingdom laws aligned with the European Union’s data protection regime). Unless the European Commission makes an ‘adequacy finding’ in respect of the United Kingdom prior to the expiry of the adequacy assessment period, from that point onwards the United Kingdom will be an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the United Kingdom will require a ‘transfer mechanism,’ such as the European Commission’s Standard Contractual Clauses issued and approved from time-to-time. Additionally, the transposition of the GDPR into United Kingdom domestic law by way of the UK GDPR could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. In addition to such parallel United Kingdom and European Union regimes, following the expiry of the post-Brexit transitional arrangements agreed between the United Kingdom and European Union, the United Kingdom Information Commissioner’s Office is not able to be our ‘lead supervisory authority’ in respect of any ‘cross border processing’ for the purposes of the GDPR. In the event that we are unable to, and/or do not, designate a lead supervisory authority in an EEA Member State, with effect from January 1, 2021, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, provides consumers with new data privacy rights, imposes new operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level.

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

As of December 31, 2020, we had 47 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption and may adversely impact economies worldwide, which could negatively impact our operations.

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

The response to the COVID-19 pandemic may also redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has already caused significant disruptions in worldwide financial markets, and may continue to cause such disruptions, which may impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, although for the reasons described above it has the potential to adversely affect our financial condition, results of operations and prospects.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders.

Our stock price has been, and is likely to continue to be, volatile. The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme price volatility and volume fluctuations that have often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the COVID-19 pandemic could result in a variety of risks to our business, including weakened demand for any product candidates we may develop. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our executive officers and directors and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 42.5% of our common stock as of January 31, 2020. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership may:

•	delay, defer or prevent a merger, consolidation or sale of all or substantially all of our assets that may be desired by other stockholders;
•	delay, defer or prevent a change in control transaction involving us that other stockholders may desire; or
•	entrench our management and board of directors.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock or in ways that our stockholders may not agree with. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest these funds in a manner that does not produce income or that loses value.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of January 31, 2021, we had 51,457,177 shares of common stock outstanding which includes a total of 20,089,314 shares that we sold in our IPO and in our January 2021 offering of common stock, which may be resold in the public market without restriction, unless purchased by our affiliates. As of January 31, 2021, 31,367,863 shares of our common stock were restricted as a result of securities laws or lock-up agreements entered into in connection with our IPO and our recent offering of common stock, but will become eligible to be sold at various times after the expiration of the applicable lock-up periods.

Following the expiration of the lock-up agreements related to the IPO on March 16, 2021, an aggregate of 9,799,603 shares of common stock will become eligible for sale in the public market, subject to applicable securities laws. An additional 21,556,198 shares of common stock will remain subject to the lock-up agreements entered into in connection with our January 2021 offering of common stock, which will expire on April 20, 2021. J.P. Morgan Securities LLC and Jefferies LLC, in their sole discretion, may release some or all of the securities subject to these lock-up agreements at any time, which would allow for earlier sales of shares in the public market. All other outstanding shares of our common stock may be freely sold in the public market at any time, subject to applicable securities laws.

Moreover, holders of an aggregate of 8,687,435 shares of our common stock following the expiration of the lock-up agreements entered into in connection with our IPO, and holders of an additional 21,011,360 shares of our common stock and 196,890 shares of our common stock issuable upon exercise of outstanding options following the expiration of the lock-up agreements entered into in connection with our January 2021 offering of common stock, will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register all of the shares of common stock that we were able to issue under our equity compensation plans as of December 31, 2020, and we intend to file a registration statement on Form S-8 to register an additional 2,272,345 shares of our common stock that became issuable under the 2020 Plan on January 1, 2021. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, exercise of options, and the lock-up agreements entered into in connection with our IPO and our recent offering of common stock.

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

As a public company, and particularly after we are no longer an EGC or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly compared to when we were a private company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC for the year ended December 31, 2021. However, while we remain an EGC or a smaller reporting company with less than $ 100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

General Risk Factors

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

In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020 and COVID relief provisions were included in the Consolidated Appropriations Act 2021, or CAA, wich was enacted on December 27, 2020. Each of these laws contains numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act, the CARES Act or the CAA.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities consist of office and laboratory space. We occupy approximately 15,000 square feet of office and laboratory space in Waltham, Massachusetts under a sublease that currently expires in December 2021. Additionally, we have signed a lease that expires in January 2030 for approximately 68,000 square feet of office and laboratory space in Waltham, Massachusetts and plan to move into this space in the second half of 2021. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “DYN” since September 17, 2020. Prior to that date, there was no public trading market for our common stock.

Holders

As of January 31, 2021, we had 47 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock since our inception. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Item 12 Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

Issuances of Preferred Stock

In March 2020 and July 2020, we issued and sold an aggregate of 19,500,000 shares of our Series A preferred stock to four investors at a price per share of $1.00 in cash, for an aggregate purchase price of $19,500,000.

In August 2020, we issued and sold an aggregate of 41,159,724 shares of our Series B preferred stock to 19 investors at a price per share of $2.811 in cash, for an aggregate purchase price of approximately $115,699,984.

Upon the closing of our IPO, all of the outstanding shares of our Series A preferred stock and Series B preferred stock converted into shares of our common stock on a 0.3015-to-one basis (when rounded to the nearest ten-thousandth).

No underwriters were involved in the foregoing issuances of securities. These securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and, in certain cases, Regulation D thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the purchasers in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act. All purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Stock Option Grants and Exercises

During the year ended December 31, 2020 prior to the pricing of our IPO on September 16, 2020, we granted unregistered stock options to purchase an aggregate of 5,009,333 shares of common stock, with exercise prices ranging from $1.03 to $5.54 per share, to our employees, directors, advisors and consultants pursuant to our 2018 Stock Incentive Plan, or the 2018 Plan. During the year ended December 31, 2020 prior to the pricing of our IPO on September 16, 2020, 28,902 shares of common stock were issued upon the exercise of unregistered stock options granted pursuant to the 2018 Plan for aggregate consideration of $23,497.

The issuances of stock options and shares of common stock upon exercise thereof that are described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of stock options are deemed to be restricted securities for purposes of the Securities Act. On September 17, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding stock options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from our Public Offering of Common Stock

On September 21, 2020, we closed our IPO of our common stock pursuant to which we issued and sold 14,089,314 shares of our common stock, including 1,837,736 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $19.00 per share for aggregate gross proceeds of $267.7 million.

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

As of December 31, 2020, we have used approximately $30.8 million of the net proceeds from the IPO for the continued research and development of our programs, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information requested under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are building a leading muscle disease company focused on advancing innovative life-transforming therapeutics for patients with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways. Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our lead programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. Our programs are currently all in the preclinical stage. We expect to submit investigational new drug, or IND, applications to the U.S. Food and Drug Administration, or FDA, for product candidates in each of our DM1, DMD and FSHD programs between the fourth quarter of 2021 and the fourth quarter of 2022.

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities and borrowings under a loan and security agreement, or our loan agreement, with a commercial bank. On September 21, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 14,089,314 shares of our common stock, including 1,837,736 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $246.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On January 25, 2021, we completed a follow-on public offering, which we refer to as the January 2021 offering, pursuant to which we issued and sold 6,000,000 shares of our common stock. We received net proceeds of $157.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development  and eventual commercialization of one or more product candidates we may develop. For the years ended

December 31, 2019 and 2020, we reported net losses of $14.9 million and $59.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $79.2 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any product candidates we may develop. If we obtain regulatory approval for or otherwise commercialize any product candidates we may develop, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from the January 2021 offering, will enable us to fund our operating expenses and capital expenditures into the second half of 2024. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and capital resources” below.

Impact of COVID-19 on our business

The worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our future clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business and operations.

To date, we have not experienced material business disruptions, including with our vendors, or impairments of any of our assets as a result of the pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and began restricting non-essential travel, and on May 18, 2020, when Massachusetts began its staged reopening plan, we began implementing a return-to-work plan, in accordance with the guidance and requirements of federal and state authorities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

Components of our results of operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts are successful and we commercialize products, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, as well as upfront, milestone and royalty payments from such collaboration or license agreements, or a combination thereof.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our growth strategy and move into our new facility in the second half of 2021. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our operations as a public company. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to increase as we invest the net proceeds received from our sale of Series A preferred stock and Series B preferred stock during 2020, the net proceeds from our IPO in September 2020 and the net proceeds from the January 2021 offering.

Interest expense

Interest expense consisted of interest on borrowings under our loan agreement as well as amortization of debt discount and debt issuance costs. In October 2020, all outstanding borrowings under our loan agreement were repaid.

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

Change in success fee obligation

Our loan agreement required us to pay a success fee upon the occurrence of a specified liquidity event, as defined in the agreement, which included our recently completed IPO. At inception of the loan agreement, this contingent obligation was considered immaterial. The fair value of this liability was remeasured at each reporting date, with changes in fair value recorded as a component of other income (expense) on the statement of operations. Upon the closing of our IPO, the success fee was paid and the remaining liability was eliminated.

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $69.1 million and $68.9 million, respectively.  The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards $0.8 million and $0.4 million which begin to expire in 2039 and 2033, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$45,200	$11,040	$34,160
General and administrative	13,447	2,786	10,661
Total operating expenses	58,647	13,826	44,821
Loss from operations	(58,647)	(13,826)	(44,821)
Other income (expense):
Interest income	56	290	(234)
Interest expense	(396)	—	(396)
Change in fair value of preferred stock tranche obligations	—	(1,323)	1,323
Change in success fee obligation	(450)	—	(450)
Total other expense, net	(790)	(1,033)	243
Net loss	$(59,437)	$(14,859)	$(44,578)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019	Change
Personnel-related	$7,056	$2,239	$4,817
Stock-based compensation expense	2,699	12	2,687
Laboratory supplies and research materials	2,718	3,464	(746)
External manufacturing and research	29,108	2,296	26,812
Professional and consulting fees	1,202	1,719	(517)
Facility-related and other	2,417	1,310	1,107
Total research and development expenses	$45,200	$11,040	$34,160

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

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019	Change
Personnel-related	$3,153	$1,177	$1,976
Stock-based compensation expense	3,892	13	3,879
Professional and consulting fees	4,466	1,090	3,376
Facility-related and other	1,936	506	1,430
Total general and administrative expenses	$13,447	$2,786	$10,661

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. Professional and consulting fees increased primarily due to accounting, audit and legal services as well as costs associated with ongoing business activities and our preparations to operate as a public company.

Interest income

Interest income for the years ended December 31, 2020 and 2019 was $0.1 million and $0.3 million, respectively, due to interest earned on invested cash balances.

Interest expense

Interest expense for the year ended December 31, 2020 was $0.4 million due to interest incurred on outstanding borrowings under our loan agreement. We did not incur any interest expense in the prior year period.

Change in fair value of preferred stock tranche obligations

During the year ended December 31, 2019, we recorded other income of $1.3 million from a decrease in the fair value of our preferred stock tranche obligations resulting from the decrease in the fair value of the underlying Series A preferred stock. The remaining liability was reclassified to permanent equity in September 2019, and the obligations were no longer required to be remeasured.

Change in success fee obligation

The fair value of the success fee obligation included in our loan agreement increased during the year ended December 31, 2020 by $0.5 million. The obligation was settled in September 2020 and no longer requires recognition.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, borrowings under our loan agreement and, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering. As of December 31, 2020 we had cash, cash equivalents and marketable securities of $345.3 million. On January 25, 2021, we completed a follow-on offering pursuant to which we issued and sold 6,000,000 shares of our common stock at a public offering price of $28.00 per share, resulting in net proceeds of $157.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(46,507)	$(11,834)
Net cash used in investing activities	(45,661)	(1,647)
Net cash provided by financing activities	380,689	19,989
Net increase (decrease) in cash and cash equivalents	$288,521	$6,508

Operating activities

During the year ended December 31, 2020, operating activities used $46.5 million of cash, due to our net loss of $59.4 million, partially offset by non-cash charges of $7.8 million and net cash provided by changes in our operating assets and liabilities of $5.1 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $8.6 million increase in accounts payable and other liabilities, partially offset by a $3.5 million increase in prepaid expenses and other current assets.

During the year ended December 31, 2019, operating activities used $11.8 million of cash, due to our net loss of $14.9 million, partially offset by non-cash charges of $7.8 million and net cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.7 million increase in accounts payable and other liabilities, partially offset by a $0.3 million increase in prepaid expenses and other current assets.

Changes in our operating assets and liabilities during these periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.

Investing activities

During the year ended December 31, 2020, net cash used in investing activities was $45.7 million due primarily to the purchases of marketable securities.

During the year ended December 31, 2019, net cash used in investing activities was $1.6 million due to purchases of property and equipment during the period.

Financing activities

During the year ended December 31, 2020, net cash provided by financing activities was $380.7 million, consisting of $246.4 million in aggregate net proceeds from our IPO in March 2019, $134.8 million in net proceeds from issuance of Preferred Stock, and an offset of $0.5 million in the settlement of our success fee obligation.

During the year ended December 31, 2019, net cash provided by financing activities was $20.0 million, consisting solely of the proceeds from our issuance of Series A preferred stock.

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

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from the January 2021 offering, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We expect that our liquidity will be sufficient to enable us to submit INDs in each of our DM1, DMD and FSHD programs and achieve proof-of-concept data readouts in our DM1, DMD and FSHD programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements other arrangements as and when needed, we may have to significantly delay, reduce or eliminate the development or future commercialization of one or more of our product candidates we may develop. See Item 1A. “Risk factors” in this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

Contractual obligations

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in the case of certain arrangements with CROs and CMOs may include non-cancelable fees.

We have also entered into a license agreement with the University of Mons under which we are obligated to make specified milestone and royalty payments. The payment obligations under this agreement are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For additional information about our license agreement with the University of Mons and amounts that could become payable in the future under that agreement, see Item 1. “Business—Intellectual Property—License Agreement with the University of Mons” in this Annual Report on Form 10-K.

In May 2019, we entered into a sublease agreement for a portion of our laboratory and office space. The term of the sublease commenced on July 1, 2019 and expires on December 31, 2021. Our lease payments for the remainder of the term of the sublease will be $0.1 million per month.

On December 4, 2020, we entered into a lease agreement for additional office and laboratory space. The lease has a term of 8.5 years, with lease payments that begin six months after the premises are ready for occupancy and will be $0.4 million per month, increasing up to $0.5 million during the term of the lease. We have two options to extend the term of the lease, each for a period of an additional five years. We expect the premises to be ready for occupancy in the second half of 2021.

Critical accounting policies and significant judgments and estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with preclinical development activities;
•	CROs and investigative sites in connection with research activities; and
•	CMOs in connection with the production of research materials.

We measure the expense recognized based on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage preclinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the achievement of specified milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in changes in estimates that increase or decrease amounts recognized in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

We measure stock-based awards granted to employees and directors based on fair value on the date of the grant using the Black-Scholes option-pricing model for options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. Since our IPO, we have determined the fair market value of our common stock using the closing price of our common stock as reported on the Nasdaq Global Select Market.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently issued accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Vice President, Accounting & Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Vice President, Accounting & Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Exemption from Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers, employees and designated agents, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A current copy of the code is posted on the investor relations section of our website, which is located at http://www.dyne-tx.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

The following documents are included on pages F-1 through F-24 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, File No. 001-39509, filed September 21, 2020).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, File No. 001-39509, filed September 21, 2020).

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed September 10, 2020).

4.2

Amended and Restated Investors’ Rights Agreement dated as of August  7, 2020 by and among the registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

4.3*	Description of Securities Registered Under Section 12 of the Exchange Act

10.1#	2018 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed September 10, 2020).

10.2#

Form of Stock Option Agreement under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.3#

Form of Restricted Stock Agreement under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.4#	2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed September 10, 2020).

10.5#

Form of Stock Option Agreement under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.6#

Form of Restricted Stock Agreement under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.7#

Form of Restricted Stock Unit Agreement under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.8#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed September 10, 2020).

10.9

Sublease Agreement, dated May 20, 2019, by and between Arrakis Therapeutics, Inc., as sublandlord, and the registrant, as subtenant (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.10#

Form of Indemnification Agreement between the registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.11†

License Agreement, dated as of April 27, 2020, by and between the registrant and the University of Mons (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.12#

Offer letter, dated as of September 19, 2019, by and between the registrant and Joshua Brumm (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.13#

Offer letter, dated as of March 21, 2018, by and between the registrant and Romesh Subramanian (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.14#

Employment side letter, dated as of November 29, 2018, by and between the registrant and Romesh Subramanian (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.15#

Offer letter, dated as of December 21, 2018, by and between the registrant and Jonathan McNeill (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.16#

Offer letter, dated as of December 12, 2019, by and between the registrant and Oxana Beskrovnaya (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.17#

Offer letter, dated as of November 8, 2019, by and between the registrant and Richard Scalzo (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, File No.  333-248414, filed August 25, 2020).

10.18#

Offer letter, dated as of July 24, 2020, by and between the registrant and Susanna High (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.19#	Executive Severance and Change in Control Benefits Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.20

Lease, by and between Dyne Therapeutics, Inc. and BP3-BOS1 1560 Trapelo Road LLC, dated as of December 4, 2020, as amended (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, File No. 333-252194 filed January 19, 2021).

10.21*	Offer letter, dated as of December 17, 2020, by and between the registrant and Wildon Farwell

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 4, 2021	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua Brumm	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2021
Joshua Brumm

/s/ Richard Scalzo	Vice President of Accounting and Administration and Treasurer (principal financial and accounting officer)	March 4, 2021
Richard Scalzo

/s/ Jason Rhodes	Director and Chairman of the Board	March 4, 2021
Jason Rhodes

/s/ Ed Hurwitz	Director	March 4, 2021
Ed Hurwitz

/s/ Dirk Kersten	Director	March 4, 2021
Dirk Kersten

/s/ Lawrence Klein	Director	March 4, 2021
Lawrence Klein, Ph.D.

/s/ David Lubner	Director	March 4, 2021
David Lubner

/s/ Catherine Stehman-Breen	Director	March 4, 2021
Catherine Stehman-Breen, M.D.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of Dyne Therapeutics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dyne Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2021

We have served as the Company’s auditor since 2020.

Dyne Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$300,852	$14,632
Marketable securities	44,462	—
Prepaid expenses and other current assets	3,773	127
Total current assets	349,087	14,759
Property and equipment, net	1,946	1,486
Restricted cash and other assets	2,301	191
Total assets	$353,334	$16,436
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,440	$1,256
Accrued expenses and other current liabilities	7,527	1,102
Total current liabilities	10,967	2,358
Deferred rent	—	42
Total liabilities	10,967	2,400
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock (Note 7)	—	27,429
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 and 68,000,000 shares authorized at December 31, 2020 and 2019, respectively; 45,446,903 and 3,239,017 shares issued and 45,076,574 and 2,586,535 shares outstanding at December 31, 2020 and 2019, respectively	5	1
Additional paid-in capital	421,572	6,352
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(79,183)	(19,746)
Total stockholders’ equity	342,367	14,036
Total liabilities and stockholders’ equity	$353,334	$16,436

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019
Operating expenses:
Research and development	$45,200	$11,040
General and administrative	13,447	2,786
Total operating expenses	58,647	13,826
Loss from operations	(58,647)	(13,826)
Other (expense) income:
Interest income	56	290
Interest expense	(396)	—
Change in fair value of preferred stock tranche obligations	—	(1,323)
Change in success fee obligation	(450)	—
Total other (expense) income, net	(790)	(1,033)
Net loss	$(59,437)	$(14,859)
Net loss per share, basic and diluted	$(4.13)	$(6.08)
Weighted average common shares outstanding, basic and diluted	14,395,955	2,442,872
Comprehensive loss:
Net loss	$(59,437)	$(14,859)
Other comprehensive loss:
Unrealized losses on marketable securities	(27)	—
Comprehensive loss	$(59,464)	$(14,859)

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	12,500,000	$9,061	—	$—	2,110,404	$1	$7	$—	$(4,887)	$(4,879)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $0.1 million	20,000,000	19,989	—	—	—	—	—	—	—	—
Settlement of Tranche Right I	—	(1,621)	—	—	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock and preferred stock tranche obligations	(32,500,000)	(27,429)	32,500,000	27,429	—	—	6,319	—	—	33,748
Stock-based compensation	—	—	—	—	—	—	26	—	—	26
Vesting of restricted shares	—	—	—	—	476,131	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(14,859)	(14,859)
Balance at December 31, 2019	—	—	32,500,000	27,429	2,586,535	1	6,352	—	(19,746)	14,036
Issuance of Series A convertible preferred stock, net of issuance costs of $0.1 million	—	—	19,500,000	19,467	—	—	—	—	—	19,467
Issuance of Series B convertible preferred stock, net of issuance costs of $0.4 million	—	—	41,159,724	115,319	—	—	—	—	—	115,319
Conversion of convertible preferred stock into common stock upon initial public offering	—	—	(93,159,724)	(162,215)	28,086,375	3	162,212	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $2.6 million	—	—	—	—	14,089,314	1	246,387	—	—	246,388
Exercise of stock options	—	—	—	—	32,197	—	30	—	—	30
Stock-based compensation	—	—	—	—	—	—	6,591	—	—	6,591
Vesting of restricted shares	—	—	—	—	282,153	—	—	—	—	—
Unrealized gains on marketable securities				—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	—	—	(59,437)	(59,437)
Balance at December 31, 2020	—	$—	—	$—	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(59,437)	$(14,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,591	26
Depreciation and amortization expense	700	271
Amortization of debt discount	64	—
Amortization (accretion) of premium (discount) on marketable securities	12	—
Changes in fair value of preferred stock tranche obligations	—	1,323
Changes in success fee obligation	450	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,455)	(284)
Accounts payable and other liabilities	8,567	1,689
Net cash used in operating activities	(46,508)	(11,834)
Cash flows from investing activities:
Purchases of property and equipment	(1,161)	(1,647)
Purchases of marketable securities	(44,500)	—
Net cash used in investing activities	(45,661)	(1,647)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	246,388	—
Settlement of success fee obligation	(450)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	134,786	19,989
Proceeds from issuance of debt, net of issuance costs	9,936	—
Repayment of debt	(10,000)	—
Proceeds from exercise of stock options	30	—
Net cash provided by financing activities	380,690	19,989
Net increase in cash, cash equivalents and restricted cash	288,521	6,508
Cash, cash equivalents and restricted cash, beginning of year	14,632	8,124
Cash, cash equivalents and restricted cash, end of year	$303,153	$14,632
Supplemental cash flow information:
Cash paid for interest and taxes	$328	$—
Supplemental disclosure of non-cash investing and financing information:
Reclassification of preferred stock tranche obligation liability to permanent equity	$—	$6,319
Conversion of convertible preferred stock to common stock	$162,215	$—
Settlement of Tranche Right I	$—	$1,621

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and basis of presentation

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

On January 25, 2021, the Company completed a follow-on public offering of common stock pursuant to which it issued and sold 6,000,000 shares of its common stock at a public offering price of $28.00 per share, resulting in net proceeds of $157.3 million, after deducting underwriting discounts and commissions and offering expenses.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of preferred stock and common stock, including the IPO completed in September 2020 and the follow-on offering completed in January 2021. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements.

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

2. Summary of significant accounting policies

The accompanying consolidated financial statements reflect the operations of the Company and the Company’s wholly owned subsidiary, Dyne Therapeutics Securities Corporation. Intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company believes the depository institutions in which the cash and cash equivalents are held are of high-credit quality. The Company maintains its cash equivalents in money market funds that invest in U.S. treasury securities. The Company’s marketable securities as of December 31, 2020 consisted of commercial paper and corporate debt securities. The Company has adopted an investment policy that limits the amounts the Company may invest in the securities of any single issuer with the exclusion of the U.S. government. The Company has not experienced any credit losses.

The Company is dependent on a small number of third-party suppliers for its drug substance and drug product. In particular, the Company relies, and expects to continue to rely, on third-party suppliers for certain materials and components required for the development of its programs and future production of any product candidates it may develop for its programs. These programs could be adversely affected by a significant interruption in the supply process.

Cash and cash equivalents

Cash includes cash in readily available checking accounts and cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase.

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.3 million and $0.0 million at December 31, 2020 and 2019, respectively. These amounts are classified as restricted cash on the Company’s consolidated balance sheets.

Marketable securities

The Company’s marketable securities as of December 31, 2020 consisted of commercial paper, certificates of deposit and corporate debt securities and are classified as available-for-sale and are reported at fair value. Unrealized losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Deferred rent

Payment escalations, rent holidays and other lease incentives that may be included in lease agreements are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease term. Adjustments for such items are recorded as deferred rent and amortized over the respective lease terms.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory equipment	3 years
Furnitures and fixtures	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of life of lease or 10 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance which do not improve or extend the life of the respective assets are charged to expense as incurred.

Impairment of long-lived assets

Long-lived assets consist of property and equipment. The Company evaluates the recoverability of its long-lived assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets and the fair value of such assets. The Company has not recorded any impairment charges in the periods presented in these financial statements.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The CEO views the Company’s operations and manages the business as one operating segment.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities as well as the cost of licensing technology.

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development expenses in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are consumed or the services are performed.

Research and manufacturing contract costs and accruals

The Company has entered into various research and development and manufacturing contracts. These agreements are generally cancelable, and related payments are recorded as the corresponding expenses are incurred. The Company records accruals for estimated ongoing costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research studies and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Fair value measurements

Certain assets and liabilities are carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.
•

Level 2—Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

•	quoted prices for similar assets and liabilities in active markets;
•	quoted prices for identical or similar assets or liabilities in markets that are not active;
•	observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals); and
•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•

Level 3—Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Net loss per share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. During periods of loss, the Company does not allocate loss to participating securities because they have no contractual obligation to share in the losses of the Company.

Basic net loss per share is computed by dividing the net income loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

Redeemable convertible preferred stock

The Company recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs. The Company classified stock that was redeemable in circumstances outside of the Company’s control outside of permanent equity. No accretion was recognized as the contingent events that could give rise to redemption were not deemed probable.

Stock-based compensation

The Company accounts for stock-based awards at fair value, and measures fair value using the Black-Scholes option-pricing model. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards. Forfeitures are recognized as they occur.

Success fee obligation

The Company’s loan and security agreement (the “Loan Agreement”) entered into in 2020 required the Company to pay a success fee of $0.5 million upon the occurrence of a specified liquidity event, as described in the Loan Agreement, which included the Company’s IPO. The liability was initially deemed immaterial upon entering into the Loan Agreement and was subsequently remeasured to fair value at each reporting date. Following the completion of the IPO, the success fee of $0.5 million was paid in September 2020.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2020, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

Accounting pronouncements issued and not adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The Company plans to adopt ASU 2016-02 on January 1, 2021 using the modified retrospective approach transition method as of the date of adoption such that prior periods will not be restated. The Company will also elect a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The adoption of the new standard is expected to result in the recognition of material liabilities and right-of-use assets, however, the Company has not completed the assessment.

3. Marketable securities and fair value measurements

Marketable securities by security type at December 31, 2020 consisted of the following:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	6,412	—	—	6,412
Certificates of deposit	1,504	—	—	1,504
Corporate debt securities	36,572	—	(27)	36,545
Total	$44,489	$—	$(27)	$44,462

The Company did not have marketable securities as of December 31, 2019.

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	155,017	—	—	155,017
Commercial paper	2,999	—	—	2,999
Certificates of deposit	—	5,309	—	5,309
Marketable securities
Commercial paper	6,412		—	6,412
Certificates of deposit	—	1,504	—	1,504
Corporate debt securities	—	36,545	—	36,545
Total	$164,428	$43,359	$—	$207,787

	Fair Value Measurements as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$14,420	—	—	$14,420
Total	$14,420	$—	$—	$14,420

The fair value of U.S. government money market funds and commercial paper were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Certificates of deposit and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

The following table summarizes the scheduled maturity for the Company’s marketable securities at December 31, 2020:

(in thousands)	December 31, 2020
Maturing in one year or less	$28,623
Maturing after one year through two years	24,147
Maturing after two years	—
Total	$52,770

There were no sales of marketable securities during the year ending December 31, 2020.

The fair value of the preferred stock tranche obligations in connection with the unfunded tranches associated with the Series A Preferred Stock Purchase Agreement (see Note 7) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock tranche obligations was determined by considering as inputs the future value of the Series A Preferred Stock, the difference between the future value of the Series A Preferred Stock and the contract price, the number of shares underlying the contract, the probability of achieving the funding of the tranches, expected timing of the tranche closing and the discount rate. The future value of Series A Preferred Stock was estimated by calibrating, or backsolving, to the price of the Series A Preferred Stock as set forth in the Series A Preferred Stock Purchase Agreement. The contractual price of the shares to be issued in addition to the number of shares underlying the contract are both provided for by the Series A Preferred Stock Purchase Agreement. The probability of achieving the funding of the tranches and the expected timing of those closings were estimates made by the Company. The discount rate was equal to the risk-free rate for the estimated timing of each tranche closing.

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

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs:

(in thousands)	Preferred Stock Tranche Obligations	Success Fee Obligation
Balance—January 1, 2019	$3,375	$—
Settlement of Tranche Right I	1,621	—
Change in fair value	1,323	—
Reclassification of Tranche Right II to equity	(6,319)	—
Balance—December 31, 2019	—	—
Initial fair value of success fee obligation	—	—
Change in fair value	—	450
Settlement of derivative instrument	—	(450)
Balance—December 31, 2020	$—	$—

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Property and equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2020	2019
Laboratory equipment	$2,744	$1,705
Office and computer equipment	78	62
Leasehold improvements	14	14
Construction in process	105	—
Property and equipment—at cost	2,941	1,781
Less accumulated depreciation and amortization	(995)	(295)
Property and equipment—net	$1,946	$1,486

Depreciation expense totaled $0.7 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Payroll and benefits	$2,105	$540
Consulting services	263	60
Legal services	325	—
Research and development	4,782	484
Facility costs	52	18
Total	$7,527	$1,102

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

7. Convertible preferred stock

Since inception, the Company issued Series A convertible preferred stock (the “Series A Preferred Stock”) and Series B convertible preferred stock (the “Series B Preferred Stock”). Collectively the Series A Preferred Stock and the Series B Preferred Stock are referred to as the Preferred Stock.

Upon the closing of the IPO in September 2020, the Company’s Preferred Stock automatically converted into 28,086,375 shares of common stock.

Series A Preferred Stock

On November 29, 2018, the Company entered into the Series A Preferred Stock Purchase Agreement with its initial investors committing to purchase an aggregate of $50.0 million in shares of Series A Preferred Stock. At the initial closing, 12,500,000 shares of Series A Preferred Stock were issued by the Company at a purchase price of $1.00 per share, for gross cash proceeds of $7.5 million. Of the 12,500,000 shares issued, 5,000,000 shares were issued upon conversion of the then outstanding SAFEs, which had a fair value of $5.0 million. In April 2019, the Company issued an additional 20,000,000 shares of Series A Preferred Stock under the terms of the Series A Preferred Stock Purchase Agreement at a purchase price of $1.00 per share for total gross proceeds of $20.0 million. Issuance costs associated with each closing of the Series A Preferred Stock financing were $0.1 million. On March 18, 2020, the Company entered into a separate Series A Preferred Stock Purchase Agreement with an additional investor and issued 2,000,000 shares of Series A Preferred Stock at a purchase price $1.00 per share for gross cash proceeds of $2.0 million. In July 2020, the Company issued and sold 17,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, for gross proceeds of $17.5 million.

Series B Preferred Stock

In August 2020, the Company issued and sold 41,159,724 shares of Series B Preferred Stock at a price of $2.81 per share for gross proceeds of $115.7 million.

Tranche Rights

Included in the terms of the November 2018 Series A Preferred Stock Purchase Agreement were certain rights (“Tranche Rights”) granted to the investors who purchased the Series A Preferred Stock purchased in November 2018. The Tranche Rights contingently obligated the investors to purchase, and the Company to sell, up to an aggregate of 37,500,000 shares of Series A Preferred Stock at $1.00 per share upon the satisfaction of specified research and development milestones by the Company. The Tranche Rights are also exercisable at the option of the holders of the Series A Preferred Stock. The Tranche Rights were divided into separate rights and obligations to purchase 20,000,000 shares (“Tranche Right I”) and 17,500,000 shares (“Tranche Right II”) based on the achievement of specified milestones for each tranche.

The Company concluded that the Tranche Rights met the definition of a freestanding financial instrument, as the Tranche Rights were legally detachable and separately exercisable from the Series A Preferred Stock. Therefore, the Company allocated the proceeds from the November 2018 issuance between the Tranche Rights and the Series A Preferred Stock. As the Series A Preferred Stock was redeemable upon a deemed liquidation event at the election of the holder-controlled Board, and therefore outside of the control of the Company, the Tranche Rights were initially classified as a liability and were initially recorded at their fair value of $3.4 million. The Tranche Rights were then remeasured at fair value at each reporting period, with changes in fair value recorded in the statement of operations. The estimated fair value of the Tranche Rights was determined at each reporting date using a probability-weighted present value model that considers the probability of closing a tranche, the estimated future value of the Series A Preferred Stock to be issued at each closing, and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows.

In April 2019, Tranche Right I was settled when the Company closed on the issuance of 20,000,000 shares Series A Preferred Stock. The fair value of the Tranche Right I as of the closing date was reclassified from a liability to Series A Preferred Stock within equity.

In September 2019, the size of the Board was increased from five to six members, including three independent members, which allowed the Company to conclude that the redemption rights of the holders of the Series A Preferred Stock was within the control of the Company. As a result, the Company concluded that Tranche Right II qualified for equity classification as of that date. The preferred stock tranche obligation liability, with a fair value of $6.3 million, was reclassified into permanent equity and was no longer remeasured at fair value. In July 2020, Tranche Right II was settled when the Company closed on the issuance of 17,500,000 shares Series A Preferred Stock.

The Preferred Stock had the followings rights and privileges:

Dividends

Holders of the Preferred Stock were entitled to receive non-cumulative dividends when, as and if declared by the Board. The Company did not declare dividends on any class of preferred or common stock.

Liquidation

In the event of any liquidation, dissolution, or winding-up of the Company, which would include the sale of the Company, the Preferred Stock was senior to common stock.

Voting

The holders of the Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which the shares of Preferred Stock held by each holder were then convertible.

Conversion

The holders of the Preferred Stock were able to convert, at any time, each share of Preferred Stock into shares of common stock at the stated conversion price.

8. Equity

As of December 31, 2020, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

As of December 31, 2019, the Company had authorized 68,000,000 shares of common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock was subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock as set forth above.

9. Stock-based compensation

2018 Stock incentive plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”) provided for the Company to sell or issue incentive stock options or nonqualified stock options, restricted stock, and other equity awards to employees, directors and consultants of the Company. The 2018 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors.

The total number of shares of common stock authorized under the 2018 Plan was 8,267,252 shares. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Plan, and the 1,928,487 shares of common stock remaining under the 2018 Plan became available for future issuance under the 2020 Plan.

2020 Stock incentive plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Plan (together with the 2018 Plan the “Plans”), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan automatically increases on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2021, 2,272,345 shares were added to the shares reserved for issuance under the 2020 Plan in the first of these annual increases.

As of December 31, 2020, 3,237,244 shares remained available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. As of December 31, 2020, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

Stock option valuation

The Company typically grants stock options at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. In the periods prior to the IPO, the fair value of the common stock was determined by the Board at each measurement date based on a variety of different factors, including the results obtained from independent third-party appraisals, the Company’s financial position and historical financial performance, the status of development of the Company’s programs, the current climate in the marketplace, the illiquid nature of the common stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.  In the periods following the IPO, the fair value is determined based upon the quoted price of the Company’s common stock.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected volatility	75%	74%
Risk-free interest rate	0.31% — 1.67%	1.46% — 2.50%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

The following table summarizes the option activity:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	311,303	$0.93	9.5	$30
Granted	6,252,967	7.13
Exercised	(32,197)	0.93
Canceled	(110,484)	1.04
Outstanding December 31, 2020	6,421,589	$6.97	9.5	$90,112
Options exercisable— December 31, 2020	447,925	$4.74	9.2	$7,282
Options vested or expected to vest— December 31, 2020	6,421,589	$6.97	9.5	$90,112

The weighted-average grant date fair value of the options granted during the years ended December 31, 2020 and 2019 was $4.50 per share and $0.62 per share, respectively. As of December 31, 2020 there was $20.3 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.71 years. Additionally, as of December 31, 2020, the Company has unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $2.6 million.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company. The Company also grants RSUs with performance conditions that vest upon the achievement of specified milestones. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the year ended December 31, 2020 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2020	—	—
Granted	403,355	$23.60
Vested	—	—
Forfeited	—	—
Issued and unvested as of December 31, 2020	403,355	$23.60

As of December 31, 2020, there was $7.7 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.75 years. Additionally, as of December 31, 2020, the Company has unrecognized compensation cost of $0.6 million related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The grant date fair value of these shares was immaterial. The following table summarizes the Company’s restricted common stock award activity for the year ended December 31, 2020:

Number of Restricted Shares
Issued and unvested as of January 1, 2020	652,482
Vested	(282,153)
Issued and unvested as of December 31, 2020	370,329

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
(in thousands)	2020	2019
Research and development	$2,699	$13
General and administrative	3,892	13
Total	$6,591	$26

10. Income taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets. The reported amount of income tax expense/benefit for the years ended December 31, 2020 and 2019 differs from the amount that would result from applying domestic federal statutory rates to pretax losses primarily because of changes in the valuation allowance.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal income tax expense at statutory rate	21%	21%
State taxes—net of federal benefit	5	6
Change in fair value of preferred stock tranche obligations	—	(2)
Other permanent differences	—	(1)
Federal & state R&D credits	1	4
Increase in valuation allowance	(27)	(28)
Effective income tax rate	0%	0%

Significant components of the Company’s net deferred tax assets at December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Stock-based compensation	$1,349	$1
Net operating loss carryforwards	18,858	4,848
Credit carryforwards	1,155	612
Intangible assets	—	12
Accrued expenses	580	161
Total deferred tax assets	21,942	5,634
Valuation allowance	(21,899)	(5,607)
Total net deferred tax assets	43	27
Deferred tax liabilities:
Fixed assets	(43)	(27)
Total deferred tax liability	(43)	(27)
Total deferred tax assets (liabilities)	$—	$—

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $69.1 million and $68.9 million, respectively.  The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2020, the Company also had federal and state research and development tax credit carryforwards $0.8 million and $0.4 million, respectively, which begin to expire in 2039 and 2033, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 totaled $16.3 million and $4.2 million, respectively, and related primarily to the increase in net operating loss carryforwards.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2020 and 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates, including the United States and the Commonwealth of Massachusetts. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2018 to the present.

11. Net loss per share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019
Numerator:
Net loss	$(59,437)	$(14,859)
Denominator:
Weighted-average common shares outstanding—basic and diluted	14,395,955	2,442,872
Net loss per share—basic and diluted	$(4.13)	$(6.08)

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	6,421,589	311,303
Unvested restricted common stock	370,329	652,482
Unvested restricted stock units	403,355	—
Convertible preferred stock (as converted to common stock)	—	9,798,298
Total	7,195,273	10,762,083

12. Commitments and contingencies

Operating leases

In May 2019, the Company entered into a sublease agreement for laboratory and office space in Waltham, Massachusetts. The term of the sublease commenced on July 1, 2019 and expires on December 31, 2021.

In December 2020, the Company entered into a lease agreement (the “Lease”), pursuant to which the Company will lease approximately 68,187 square feet of additional office and laboratory space located in Waltham, Massachusetts (the “Premises”). The Lease will have a term of eight years and six months that will commence when the Premises are ready for occupancy. The Company’s obligation for the payment of base rent for the Premises begins six months after the commencement date and will be $0.4 million per month, increasing up to $0.5 million during the term of the Lease. The Company has two options to extend the term of the Lease, each for a period of an additional five years. The Company expects the Premises to be ready for occupancy in the second half of 2021.

Rent expense for the years ended December 31, 2020 and 2019 totaled $0.8 million and $0.7 million, respectively.

Future minimum lease payments under the non-cancelable operating leases consisted of the following as of December 31, 2020:

Year Ending December 31,	(in thousands)
2021	$800
2022	4,603
2023	4,741
2024	4,883
2025	5,029
Thereafter	21,672
Total	$41,728

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

The Company has also entered into a license agreement (the “UMONS Agreement”) with the University of Mons (“UMONS”) in April 2020, pursuant to which UMONS granted to the Company an exclusive, worldwide license to certain patents and patent applications and a non-exclusive, worldwide license to existing, related know-how. Each of the issued patents licensed to the Company under the UMONS Agreement is scheduled to expire in 2031. The licenses under the UMONS Agreement confer on the Company the right to research, develop and commercialize products (“licensed products”), and to practice processes, in each case, covered by the licensed patents and existing, related know-how.

Under the UMONS Agreement, the Company is obligated to use commercially reasonable efforts to develop at least one licensed product and, to the extent regulatory approval is obtained in such jurisdictions, to commercialize at least one licensed product in the United States and the United Kingdom or a member country of the European Union. Unless terminated earlier, the UMONS Agreement will remain in effect until the last to expire of the licensed patent rights on a licensed product-by-licensed product and country-by-country basis. UMONS may terminate the UMONS Agreement in the event of a material breach by the Company and the Company’s failure to cure such breach within a specified time period. The Company may voluntarily terminate the UMONS Agreement with prior notice to UMONS.

In connection with the Company’s entry into the UMONS Agreement, the Company paid UMONS an upfront payment of €0.1 million. The Company also agreed to make milestone payments to UMONS upon the achievement of specified development and regulatory milestones up to a maximum aggregate total of €0.4 million for the first licensed product to achieve such milestones and up to a maximum aggregate total of €0.2 million for each subsequent licensed product to achieve each such milestones, as well as a low single-digit percentage royalty on net sales of licensed products by the Company, its affiliates and sublicensees. These royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last licensed patent rights covering such licensed product in such country. In addition, if the Company sublicenses rights under the UMONS Agreement, the Company is required to pay a low double-digit percentage of the sublicense revenue to UMONS. Additionally, if the Company chooses to file, prosecute or maintain any patents included in the licensed patent rights under the UMONS Agreement, it will be required to bear the full cost and expenses of preparing, filing, prosecuting and maintaining any such patents.

No amounts have been accrued under this arrangement with respect to potential milestone payment obligations or royalty obligations given the uncertainty of achieving the specified milestones and commercial sales of any licensed products.

13. Subsequent events

For the year ended December 31, 2020, subsequent events were evaluated through March 4, 2021, the date on which the audited consolidated financial statements were issued.