Form 10-Q
period 2021-03-31
Dyne Therapeutics, Inc.
filed 2021-05-06
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

As of April 30, 2021, the registrant had 51,205,932 shares of common stock, $0.0001 par value per share, outstanding.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. The service marks and trademarks that we own include the marks Dyne Therapeutics™ and FORCE™. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risk and uncertainties. All statements other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Item 1A. “Risk Factors” in this Quarterly Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Quarterly Report and the documents that we have filed or incorporated by reference as exhibits to this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. These risks include, but are not limited to, the following:

•	our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability;

•

we are very early in our development efforts. We have not initiated IND-enabling studies or identified any product candidates for clinical development, and as a result it will be many years before we commercialize a product candidate, if ever. If we are unable to advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;

•

we may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all;

•	our approach to the discovery and development of product candidates based on our FORCE platform is unproven, and we may not be successful in our efforts to develop our product candidates;

•	the outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials;

•

if our product candidates cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval;

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

•

if we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates or our technology may be adversely affected due to such competition; and

•

the COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, which could negatively impact our operations.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$310,949	$300,852
Marketable securities	172,136	44,462
Prepaid expenses and other current assets	3,983	3,773
Total current assets	487,068	349,087
Property and equipment, net	1,777	1,946
Right-of-use asset	562	—
Restricted cash and other assets	2,303	2,301
Total assets	$491,710	$353,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,760	3,440
Accrued expenses and other current liabilities	7,094	7,527
Lease liability	596	—
Total liabilities	13,450	10,967
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 51,458,066 and 45,446,903 shares issued and 51,158,276 and 45,076,574 shares outstanding at March 31, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	582,473	421,572
Accumulated other comprehensive loss	(68)	(27)
Accumulated deficit	(104,151)	(79,183)
Total stockholders’ equity	478,260	342,367
Total liabilities and stockholders’ equity	$491,710	$353,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$18,625	$6,089
General and administrative	6,509	1,764
Total operating expenses	25,134	7,853
Loss from operations	(25,134)	(7,853)
Other (expense) income:
Interest income	166	24
Interest expense	—	(57)
Total other (expense) income, net	166	(33)
Net loss	$(24,968)	$(7,886)
Net loss per share—basic and diluted	$(0.50)	$(0.90)
Weighted-average common shares outstanding used in net loss per share—basic and diluted	49,472,497	8,756,513
Comprehensive loss:
Net loss	$(24,968)	$(7,886)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net	(41)	—
Comprehensive loss	$(25,009)	$(7,886)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data and issuance costs)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at January 1, 2021	—	$—	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367
Issuance of common stock upon follow-on public offering, net of issuance costs of $0.7 million	—	—	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	—	—	11,163	—	13	—	—	13
Stock-based compensation	—	—	—	—	3,652	—	—	3,652
Vesting of restricted shares	—	—	70,539	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(24,968)	(24,968)
Balance at March 31, 2021	—	$—	51,158,276	$6	$582,473	$(68)	$(104,151)	$478,260

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at January 1, 2020	32,500,000	$27,429	2,586,535	$1	$6,352	$—	$(19,746)	$14,036
Issuance of Series A convertible preferred stock, net of issuance costs of $0.1 million	2,000,000	1,972	—	—	—	—	—	1,972
Vesting of restricted shares	—	—	70,538	—	—	—	—	—
Stock-based compensation	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	—	(7,886)	(7,886)
Balance at March 31, 2020	34,500,000	$29,401	2,657,073	$1	$6,418	$—	$(27,632)	$8,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,968)	$(7,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,652	66
Depreciation and amortization expense	238	150
Amortization of debt discount	—	12
Non-cash lease expense	(7)	(2)
Amortization (accretion) of premium (discount) on marketable securities	492	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	331	(129)
Accounts payable and other liabilities	1,869	501
Net cash used in operating activities	(18,393)	(7,288)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(211)
Purchases of marketable securities	(132,186)	—
Maturities of marketable securities	3,820	—
Net cash used in investing activities	(128,375)	(211)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of issuance costs	157,237	—
Proceeds from issuance of debt, net of issuance costs	—	9,936
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1,972
Proceeds from exercise of stock options	13	—
Net cash provided by financing activities	157,250	11,908
Net increase in cash and cash equivalents	10,482	4,409
Cash, cash equivalents and restricted cash, beginning of period	303,153	14,632
Cash, cash equivalents and restricted cash, end of period	$313,635	$19,041
Supplemental cash flow information:
Cash paid for interest and taxes	$—	$14
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment in accounts payable	$59	$8
Issuance costs from convertible preferred stock included in accounts payable or accrued expenses	$—	$18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On January 25, 2021, the Company completed a follow-on public offering of common stock pursuant to which it issued and sold 6,000,000 shares of its common stock at a public offering price of $28.00 per share, resulting in net proceeds of $157.2 million, after deducting underwriting discounts and commissions and offering expenses.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of preferred stock and common stock, including the IPO completed in September 2020 and the follow-on offering completed in January 2021. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed consolidated financial statements.

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

To date, the Company has not experienced material business disruptions, including with its vendors, as a result of the COVID-19 pandemic. In March 2020, the Company implemented a remote working policy for many of its employees and began restricting non-essential travel, and in May 2020, when Massachusetts began its staged reopening plan, the Company began implementing a return-to-work plan, in accordance with the guidance and requirements of federal and state authorities. The Company expects to continue to take actions as may be required or recommended by government authorities or as it determines are in the best interests of its employees and other business partners. The Company is continuing to monitor the potential impact of the pandemic, but cannot be certain what the overall impact will be on its business, financial condition, results of operations and prospects.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 4, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Marketable securities

The Company’s marketable securities as of March 31, 2021 consisted of commercial paper, certificates of deposit, corporate debt securities and US treasury securities and are classified as available-for-sale and are reported at fair value. Unrealized losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory equipment	5 years
Furniture and fixtures	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of life of lease or 10 years

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

Leases

Prior to January 1, 2021, the Company accounted for leases under ASC 840, Leases (“ASC 840”). The Company recorded monthly rent expense on a straight-line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent.

Effective January 1, 2021, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective approach transition method as of the date of adoption. Under this method, financial statements for reporting periods after adoption are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840. Upon adoption, the Company recognized lease liabilities totaling $0.8 million and right-of-use assets totaling $0.7 million.

Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances presented in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use assets and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material leases each reporting period.

Lease liabilities and the corresponding right-of-use assets are recorded based on the present value of lease payments over the remaining lease term. The present value of future lease payments are discounted using the interest rate implicit in lease contracts if that rate is readily determinable; otherwise the Company utilizes its incremental borrowing rate (“IBR”), which reflects the fixed rate at which the Company could borrow on a collateralized basis over a similar term, the amount of the lease payments in a similar economic environment. After lease commencement and the establishment of a right-to-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components include costs that do not provide a right-to-use a leased asset but instead provide a service, such as maintenance costs. The Company has elected to account for the lease and non-lease components together as a single component for all classes of underlying assets. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

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

Fair value measurements

Certain assets and liabilities are carried at fair value. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Net loss per share

In the periods prior to the IPO, the Company followed the two-class method when computing net loss per share as the Company had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. During periods of loss, the Company does not allocate loss to participating securities because they have no contractual obligation to share in the losses of the Company. Following the IPO, there were no participating securities outstanding.

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

3. Cash, Cash Equivalents and Restricted Cash

Cash includes cash in readily available checking accounts and cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase.

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.7 million and $2.3 million at March 31, 2021 and December 31, 2020, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$310,949	$300,852
Short term restricted cash	383	—
Restricted cash	2,303	2,301
Total	$313,635	$303,153

4. Fair Value Measurements

The following tables set forth by security type, marketable securities for the periods presented:

	As of March 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$20,882	$4	$—	$20,886
Certificates of deposit	119,450	3	(78)	119,375
Corporate debt securities	11,957	1	—	11,958
US treasury notes	19,915	2	—	19,917
Total	$172,204	$10	$(78)	$172,136

	As of December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$6,412	$—	$—	$6,412
Certificates of deposit	1,504	—	—	1,504
Corporate debt securities	36,573	—	(27)	36,546
Total	$44,489	$—	$(27)	$44,462

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$185,544	$-	$-	$185,544
Commercial paper	4,250	—	—	4,250
Marketable securities
Commercial paper	20,886	—	—	20,886
Certificates of deposit	—	11,958	—	11,958
Corporate debt securities	—	119,375	—	119,375
US treasury notes	19,917	—	—	19,917
Total	$230,597	$131,333	$—	$361,930

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$155,017	$—	$—	$155,017
Commercial paper	2,999	—	—	2,999
Certificates of deposit	—	5,309	—	5,309
Marketable securities
Commercial paper	6,412	—	—	6,412
Certificates of deposit	—	1,504	—	1,504
Corporate debt securities	—	36,545	—	36,545
Total	$164,428	$43,358	$—	$207,786

The fair value of money market funds, commercial paper and US treasury notes were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Certificates of deposit and corporate debt securities notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company’s marketable securities at March 31, 2021:

(in thousands)	March 31, 2021
Maturing in one year or less	$119,510
Maturing in one year through two years	52,626
Maturing after two years	—
Total	$172,136

Financial instruments not recorded at fair value

The carrying values of cash, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Laboratory equipment	$2,763	$2,744
Office and computer equipment	79	78
Leasehold improvements	14	14
Construction in process	154	105
Property and equipment—at cost	3,010	2,941
Less accumulated depreciation and amortization	(1,233)	(995)
Property and equipment—net	$1,777	$1,946

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Payroll and benefits	$779	$2,105
Consulting services	340	263
Legal services	131	325
Research and development	5,844	4,782
Facility costs	—	52
Total	$7,094	$7,527

7. Stock-Based Awards

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

The total number of shares of common stock authorized under the 2018 Plan was 8,267,252 shares. Upon the effectiveness of the 2020 Stock Incentive Plan (the “2020 Plan”), the Company ceased granting awards under the 2018 Plan, and the 1,928,487 shares of common stock remaining under the 2018 Plan became available for future issuance under the 2020 Plan.

2020 Stock Incentive Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Plan, which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2021, 2,272,345 shares were added to the shares reserved for issuance under the 2020 Plan in the first of these annual increases.

As of March 31, 2021, 5,062,689 shares remain available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. As of March 31, 2021, no offering periods have commenced under the 2020 ESPP and 488,414 shares remain available for issuance.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Three Months Ended March 31,
	2021	2020
Expected volatility	74%	75%
Risk-free interest rate	0.88% — 1.13%	0.79% — 1.67%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	6,421,589	$6.97	9.5	$90,112
Granted	361,000	17.70
Exercised	(11,163)	1.20
Canceled	—	—
Outstanding as of March 31, 2021	6,771,426	$7.55	9.3	$59,244
Options exercisable as of March 31, 2021	822,408	$5.34	9.0	$8,810
Options vested or expected to vest as of March 31, 2021	6,771,426	$7.55	9.3	$59,244

The weighted-average grant date fair value of the options granted during the three months ended March 31, 2021 and 2020 was $11.44 and $0.68 per share, respectively. As of March 31, 2021 there was $21.8 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.6 years. Additionally, as of March 31, 2021, the Company has unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $2.6 million.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company. The Company also grants RSUs with performance-based vesting conditions for which performance was not deemed probable at March 31, 2021. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the three months ended March 31, 2021:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2021	403,355	$23.60
Granted	85,900	17.67
Vested	—
Forfeited	—
Issued and unvested as of March 31, 2021	489,255	$22.62

As of March 31, 2021, there was $8.3 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.8 years.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The aggregate grant date fair value of these awards was immaterial. The following table summarizes the Company’s restricted common stock award activity for the three months ended March 31, 2021:

Number of Restricted Shares
Issued and unvested as of January 1, 2021	370,329
Vested	(70,539)
Issued and unvested as of March 31, 2021	299,790

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$1,571	$25
General and administrative	2,081	41
Total	$3,652	$66

8. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Net loss	$(24,968)	$(7,886)
Denominator:
Weighted-average common shares outstanding used in net loss per share—basic and diluted	49,472,497	8,756,513
Net loss per share—basic and diluted	$(0.50)	$(0.90)

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2021	2020
Options to purchase common stock	6,771,426	1,498,222
Unvested restricted common stock	299,790	581,944
Unvested restricted stock units	489,255	—
Convertible preferred stock (as converted to common stock)	—	10,401,270
Total	7,560,471	12,481,436

9. Commitments and Contingencies

Operating leases

In May 2019, the Company entered into a sublease agreement for laboratory and office space in Waltham, Massachusetts. The term of the sublease commenced on July 1, 2019 and expires on December 31, 2021.

In December 2020, the Company entered into a lease agreement, which was amended in January 2021 and March 2021 (the “Lease”), pursuant to which the Company has agreed to lease approximately 68,187 square feet of additional office and laboratory space located in Waltham, Massachusetts (the “Premises”). The Lease will have a term of eight years and seven months that will commence when the Premises are ready for occupancy. The Company’s obligation for the payment of base rent for the Premises begins seven months after the commencement date and will be $0.4 million per month, increasing up to $0.5 million during the term of the Lease. The Company has two options to extend the term of the Lease, each for a period of an additional five years. The term of this lease will commence on the earlier of the date the Company commences its business operations on the Premises or the date the agreed upon improvements to the Premises are substantially completed and necessary occupancy permits are obtained. The Company expects the Premises to be ready for occupancy in the second half of 2021.

Rent expense for the three months ended March 31, 2021 and 2020 totaled $0.2 million and $0.2 million, respectively.

Summary of lease costs

The Company does not have any material finance leases as of March 31, 2021.

The components of lease cost under ASC 842 for the sublease were as follows:

(in thousands)	Three Months Ended March 31, 2021
Operating lease cost	$190
Short term lease cost	—
Variable lease cost	114
Total lease cost	$304

Supplemental disclosure of cash flow information related to leases under ASC 842 for the sublease was as follows:

(in thousands)	Three Months Ended March 31, 2021
Operating cash flows from operating leases	$197

The weighted-average remaining lease term and discount rate for the sublease were as follows:

(in thousands)	As of March 31, 2021
Weighted-average remaining lease term - operating leases	0.8 years
Weighted-average discount rate - operating leases	3.25%

Future minimum lease payments under non-cancelable operating leases under ASC 842 for the sublease consisted of the following as of March 31, 2021:

Year Ending December 31,	(in thousands)
2021 (remaining 9 months)	$603
Total future minimum lease payments	603
Less: imputed interest	(7)
Present value of lease liabilities	$596

Not included in the table above are the lease payments owing under the Lease the Company entered into in December 2020, pursuant to which the Company has agreed to lease approximately 68,187 square feet of additional office and laboratory space located in Waltham, Massachusetts. The Lease was executed, but not yet commenced as of March 31, 2021. The total expected commitment for this lease will be $40.9 million.

Future minimum lease payments under non-cancelable operating leases under ASC 840 for the sublease and Lease consisted of the following as of December 31, 2020:

Year Ending December 31,	(in thousands)
2021	$800
2022	4,603
2023	4,741
2024	4,883
2025	5,029
Thereafter	21,672
Total	$41,728

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited condensed consolidated financial statements and related notes for the year ended December 31, 2020, including in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities and borrowings under a loan and security agreement, or our loan agreement, with a commercial bank. On September 21, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 14,089,314 shares of our common stock, including 1,837,736 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $246.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On January 25, 2021, we completed a follow-on public offering, which we refer to as the January 2021 offering, pursuant to which we issued and sold 6,000,000 shares of our common stock. We received net proceeds of $157.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three months ended March 31, 2021 and 2020, we reported net losses of $25.0 million and $7.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $104.2 million.

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

To date, we have not experienced material business disruptions, including with our vendors, or impairments of any of our assets as a result of the pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and began restricting non-essential travel, and in May 2020, when Massachusetts began its staged reopening plan, we began implementing a return-to-work plan, in accordance with the guidance and requirements of federal and state authorities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

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

Interest income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to increase during 2021 due to our increased cash resources.

Interest expense

We did not incur any interest expense in the three months ended March 31, 2021. For the three months ended March 31, 2020, interest expense consisted of interest on borrowings under our loan agreement as well as amortization of debt discount and debt issuance costs. In October 2020, all outstanding borrowings under our loan agreement were repaid.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$18,625	$6,089	$12,536
General and administrative	6,509	1,764	4,745
Total operating expenses	25,134	7,853	17,281
Loss from operations	(25,134)	(7,853)	(17,281)
Other income (expense):
Interest income	166	24	142
Interest expense	—	(57)	57
Total other income (expense), net	166	(33)	199
Net loss	$(24,968)	$(7,886)	$(17,082)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Personnel-related	$2,845	$1,464	$1,381
Stock-based compensation expense	1,571	25	1,546
Laboratory supplies and research materials	663	899	(236)
External manufacturing and research	12,036	3,015	9,021
Professional and consulting fees	457	186	271
Facility-related and other	1,053	500	553
Total research and development expenses	$18,625	$6,089	$12,536

The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts. The increase in external manufacturing and research costs was primarily due to the development of our manufacturing process, increased research activity and the advancement of our programs.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Personnel-related	$1,372	$575	$797
Stock-based compensation expense	2,082	41	2,041
Professional and consulting fees	1,996	959	1,037
Facility-related and other	1,059	189	870
Total general and administrative expenses	$6,509	$1,764	$4,745

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. Professional and consulting fees increased primarily due to accounting, audit and legal services as well as costs associated with ongoing business activities and our preparations to operate as a public company.

Interest income

Interest income for the three months ended March 31, 2021 and 2020 was $0.2 million and less than $0.1 million, respectively, due to interest earned on invested cash balances.

Interest expense

We did not incur any interest expense in the three months ended March 31, 2021. Interest expense was $0.1 million for the three months ended March 31, 2020, due to interest incurred on outstanding borrowings under our loan agreement, which was repaid in October 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering, and borrowings under our loan agreement which we have since repaid. As of March 31, 2021 we had cash, cash equivalents and marketable securities of $483.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(18,392)	$(7,288)
Net cash used in investing activities	(128,375)	(211)
Net cash provided by financing activities	157,249	11,908
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,482	$4,409

Operating activities

During the three months ended March 31, 2021, operating activities used $18.4 million of cash, due to our net loss of $25.0 million, partially offset by non-cash charges of $4.4 million and net cash provided by changes in our operating assets and liabilities of $2.2 million. Net cash provided by changes in our operating assets and liabilities consisted of a $1.9 million increase in accounts payable and other liabilities and a $0.3 million decrease in prepaid expenses and other current assets. During the three months ended March 31, 2020, operating activities used $7.3 million of cash, due to our net loss of $7.9 million, partially offset by non-cash charges of $0.2 million and net cash provided by changes in our operating assets and liabilities of $0.4 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $0.5 million increase in accounts payable and other liabilities, partially offset by a $0.1 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.

Investing activities

During the three months ended March 31, 2021, net cash used in investing activities was $128.4 million due primarily to the purchase of marketable securities. During the three months ended March 31, 2020, net cash used in investing activities was $0.2 million, due to purchases of property and equipment.

Financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $157.2 million, consisting primarily of $157.2 million in aggregate net proceeds from our follow-on offering completed in January 2021.

During the three months ended March 31, 2020, net cash provided by financing activities was $11.9 million, consisting of $9.9 million in net proceeds from issuance of debt and $2.0 million in net proceeds from our issuance of Series A preferred stock.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements other arrangements as and when needed, we may have to significantly delay, reduce or eliminate the development or future commercialization of one or more of our product candidates we may develop. See Item 1A. “Risk factors” in this Quarterly Report for additional risks associated with our substantial capital requirements.

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

In May 2019, we entered into a sublease agreement for our laboratory and office space. The term of the sublease commenced on July 1, 2019 and expires on December 31, 2021. Our lease payments for the remainder of the term of the sublease will be $0.1 million per month.

On December 4, 2020, we entered into a lease agreement for additional office and laboratory space, which was amended in January 2021 and March 2021. The lease has a term of 8.6 years, with lease payments that begin seven months after the premises are ready for occupancy and will be $0.4 million per month, increasing up to $0.5 million during the term of the lease. We have two options to extend the term of the lease, each for a period of an additional five years. The term of this lease will commence on the earlier of the date we commence our business operations on the premises or the date the agreed upon improvements to the premises are substantially completed and necessary occupancy permits are obtained. We expect the premises to be ready for occupancy and the lease term to commence in the second half of 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements, we believe that our most critical accounting policies are those relating to accrued research and development expenses and stock-based compensation.

There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 4, 2021.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

There were no recently issued accounting pronouncements that are expected to impact our financial statements as of March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Vice President of Accounting and Administration, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, or this Quarterly Report, including our condensed consolidated financial statements and the related notes thereto in evaluating our company. The risks described below are not the only risks facing our company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results and financial condition to suffer materially.

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $7.9 million for the three months ended March 31, 2020 and $25.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $104.2 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs, have not initiated investigational new drug, or IND, -enabling studies or identified a product candidate for clinical development and have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $483.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We may from time to time depend on single-source suppliers for some of the components and materials used in any product candidate we may develop. For instance, we currently use a single supplier for each of our Fab, linker and payloads. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

We expect to face competition from existing products and product candidates in development for each of our programs. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; an antibody linked siRNA in preclinical development by Avidity Biosciences, Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics; a peptide-linked PMO in preclinical development by Pepgen; a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics; and antisense oligonucleotides and siRNA candidates by Triplet Therapeutics.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in preclinical development for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada with endosomal escape vehicle technology which targets dystrophin production, and Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Avidity Biosciences, Dicerna Pharmaceuticals, Inc., DTx Pharma, Ionis Pharmaceuticals, NeuBase Therapeutics, Inc.  and Sarepta, as well as gene therapy and gene editing approaches.

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

As of March 31, 2021, we had 56 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 42.7% of our common stock as of March 31, 2020. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of April 30, 2021, we had 51,205,932 shares of common stock outstanding.

All of our outstanding shares of common stock are available for sale in the public market, subject to applicable securities laws.

Moreover, holders of a substantial number of shares of our common stock and shares of our common stock issuable upon exercise of outstanding options have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register all of the shares of common stock that we are able to issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020 and COVID relief provisions were included in the Consolidated Appropriations Act 2021, or CAA, which was enacted on December 27, 2020. Each of these laws contains numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

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

As of March 31, 2021, we have used approximately $49.2 million of the net proceeds from the IPO for the continued research and development of our programs, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Lease by and between Dyne Therapeutics, Inc. and BP3-BOS1 1560 Trapelo Road LLC, dated as of December 4, 2020, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

DYNE THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Richard Scalzo
Richard Scalzo
Vice President, Accounting and Administration and Treasurer
(Principal Financial and Accounting Officer)