Form 10-Q
period 2021-06-30
Dyne Therapeutics, Inc.
filed 2021-08-05
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 51,278,464 shares of common stock, $0.0001 par value per share, outstanding.

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

•

we are very early in our development efforts. Our product candidates are in varying stages of preclinical development, and we have not advanced any product candidate into clinical development. As a result it will be many years before we commercialize a product candidate, if ever. If we are unable to advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$258,385	$300,852
Marketable securities	177,204	44,462
Prepaid expenses and other current assets	25,708	3,773
Total current assets	461,297	349,087
Property and equipment, net	2,589	1,946
Right-of-use asset	376	—
Restricted cash and other assets	2,885	2,301
Total assets	$467,147	$353,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,649	3,440
Accrued expenses and other current liabilities	8,499	7,527
Lease liability	403	—
Total liabilities	14,551	10,967
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 51,441,908 and 45,446,903 shares issued and 51,232,341 and 45,076,574 shares outstanding at June 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	586,737	421,572
Accumulated other comprehensive loss	(41)	(27)
Accumulated deficit	(134,106)	(79,183)
Total stockholders’ equity	452,596	342,367
Total liabilities and stockholders’ equity	$467,147	$353,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$23,872	$7,334	$42,496	$13,423
General and administrative	6,293	1,341	12,802	3,105
Total operating expenses	30,165	8,675	55,298	16,528
Loss from operations	(30,165)	(8,675)	(55,298)	(16,528)
Other (expense) income:
Interest income	210	—	375	24
Interest expense	—	(127)	—	(184)
Change in success fee obligation	—	(180)	—	(180)
Total other (expense) income, net	210	(307)	375	(340)
Net loss	$(29,955)	$(8,982)	$(54,923)	$(16,868)
Net loss per share—basic and diluted	$(0.58)	$(3.31)	$(1.09)	$(6.31)
Weighted-average common shares outstanding used in net loss per share—basic and diluted	51,216,254	2,710,556	50,349,193	2,675,260
Comprehensive loss:
Net loss	$(29,955)	$(8,982)	$(54,923)	$(16,868)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	27	—	(14)	—
Comprehensive loss	$(29,928)	$(8,982)	$(54,937)	$(16,868)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data and issuance costs)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at January 1, 2021	—	$—	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367
Issuance of common stock upon follow-on public offering, net of issuance costs of $0.7 million	—	—	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	—	—	11,163	—	13	—	—	13
Stock-based compensation	—	—	—	—	3,652	—	—	3,652
Vesting of restricted shares	—	—	70,539	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(24,968)	(24,968)
Balance at March 31, 2021	—	$—	51,158,276	$6	$582,473	$(68)	$(104,151)	$478,260
Exercise of stock options	—	—	10,088	—	25	—	—	25
Stock-based compensation	—	—	—	—	4,239	—	—	4,239
Vesting of restricted shares	—	—	63,977	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(29,955)	(29,955)
Balance at June 30, 2021	—	$—	51,232,341	$6	$586,737	$(41)	$(134,106)	$452,596

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at January 1, 2020	32,500,000	$27,429	2,586,535	$1	$6,352	$—	$(19,746)	$14,036
Issuance of Series A convertible preferred stock, net of issuance costs of $0.1 million	2,000,000	1,972	—	—	—	—	—	1,972
Vesting of restricted shares	—	—	70,538	—	—	—	—	—
Stock-based compensation	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	—	(7,886)	(7,886)
Balance at March 31, 2020	34,500,000	$29,401	2,657,073	$1	$6,418	$—	$(27,632)	$8,188
Exercise of stock options	—	—	753	—	—	—	—	—
Stock-based compensation	—	—	—	—	75	—	—	75
Vesting of restricted shares	—	—	70,539	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,982)	(8,982)
Balance at June 30, 2020	34,500,000	$29,401	2,728,365	$1	$6,493	$—	$(36,614)	$(719)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,923)	$(16,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,891	141
Depreciation and amortization expense	487	308
Amortization of debt discount	—	13
Non-cash lease expense	(15)	—
Amortization (accretion) of premium (discount) on marketable securities	1,146	—
Changes in success fee obligation	—	180
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21,393)	(82)
Other assets	(578)	—
Accounts payable and other liabilities	2,842	1,722
Net cash used in operating activities	(64,543)	(14,586)
Cash flows from investing activities:
Purchases of property and equipment	(747)	(282)
Purchases of marketable securities	(156,562)	—
Maturities of marketable securities	22,500	—
Net cash used in investing activities	(134,809)	(282)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of issuance costs	157,237	—
Proceeds from issuance of debt, net of issuance costs	—	9,936
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1,972
Proceeds from exercise of stock options	38	—
Net cash provided by financing activities	157,275	11,908
Net increase in cash and cash equivalents	(42,077)	(2,960)
Cash, cash equivalents and restricted cash, beginning of period	303,153	14,632
Cash, cash equivalents and restricted cash, end of period	$261,076	$11,672
Supplemental cash flow information:
Cash paid for interest and taxes	$—	$183
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment in accounts payable	$383	$39
Issuance costs from convertible preferred stock included in accounts payable or accrued expenses	$—	$—

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 4, 2021. The results for the six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Marketable securities

The Company’s marketable securities as of June 30, 2021 consisted of commercial paper, certificates of deposit, corporate debt securities and US treasury securities and are classified as available-for-sale and are reported at fair value. Unrealized losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.7 million and $2.3 million at June 30, 2021 and December 31, 2020, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$258,385	$300,852
Short term restricted cash	383	—
Restricted cash	2,308	2,301
Total	$261,076	$303,153

4. Fair Value Measurements

The following tables set forth by security type, marketable securities for the periods presented:

	As of June 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$19,139	$—	$(1)	$19,138
Certificates of deposit	4,806	—	—	4,806
Corporate debt securities	131,457	9	(48)	131,418
US treasury notes	21,843	2	(3)	21,842
Total	$177,245	$11	$(52)	$177,204

	As of December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$6,412	$—	$—	$6,412
Certificates of deposit	1,504	—	—	1,504
Corporate debt securities	36,573	—	(27)	36,546
Total	$44,489	$—	$(27)	$44,462

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$142,399	$—	$—	$142,399
Commercial paper	—	—	—	—
Marketable securities
Commercial paper	19,138	—	—	19,138
Certificates of deposit	—	4,806	—	4,806
Corporate debt securities	—	131,418	—	131,418
US treasury notes	21,842	—	—	21,842
Total	$183,379	$136,224	$—	$319,603

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$155,017	$—	$—	$155,017
Commercial paper	2,999	—	—	2,999
Certificates of deposit	—	5,309	—	5,309
Marketable securities
Commercial paper	6,412	—	—	6,412
Certificates of deposit	—	1,504	—	1,504
Corporate debt securities	—	36,545	—	36,545
Total	$164,428	$43,358	$—	$207,786

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company’s marketable securities at June 30, 2021:

(in thousands)	June 30, 2021
Maturing in one year or less	$140,960
Maturing in one year through two years	36,244
Maturing after two years	—
Total	$177,204

Financial instruments not recorded at fair value

The carrying values of cash, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Laboratory equipment	$3,130	$2,744
Office and computer equipment	79	78
Leasehold improvements	14	14
Construction in process	849	105
Property and equipment—at cost	4,072	2,941
Less accumulated depreciation and amortization	(1,483)	(995)
Property and equipment—net	$2,589	$1,946

Depreciation and amortization expense for the three and six months ended June 30, 2021 was $0.2 million and $0.5 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2020, was $0.2 million and $0.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Payroll and benefits	$1,591	$2,105
Consulting services	526	263
Legal services	203	325
Research and development	6,179	4,782
Facility costs	-	52
Total	$8,499	$7,527

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

As of June 30, 2021, 4,630,413 shares remain available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. As of June 30, 2021, no offering periods have commenced under the 2020 ESPP and 488,414 shares remain available for issuance.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Six Months Ended June 30,
	2021	2020
Expected volatility	74%	75%
Risk-free interest rate	0.88% — 1.17%	0.45% — 1.67%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	6,421,589	$6.97	9.5	$90,112
Granted	770,976	18.30
Exercised	(21,251)	1.23
Canceled	(10,664)
Outstanding as of June 30, 2021	7,160,650	$8.20	9.1	$94,783
Options exercisable as of June 30, 2021	1,186,660	$5.59	8.8	$18,804
Options vested or expected to vest as of June 30, 2021	6,767,389	$8.17	9.0	$87,112

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2021 and 2020 was $11.78 and $0.71 per share, respectively. As of June 30, 2021 there was $22.7 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.7 years. Additionally, as of June 30, 2021, the Company has unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $2.3 million.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company. The Company also grants RSUs with performance-based vesting conditions for which performance was not deemed probable at June 30, 2021. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the six months ended June 30, 2021:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2021	403,355	$23.60
Granted	145,550	17.89
Vested	—
Forfeited	(440)	23.90
Issued and unvested as of June 30, 2021	548,465	$22.14

As of June 30, 2021, there was $7.7 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.6 years. Additionally, as of June 30, 2021, the Company has unrecognized compensation cost of $0.6 million related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The aggregate grant date fair value of these awards was immaterial. The following table summarizes the Company’s restricted common stock award activity for the six months ended June 30, 2021:

Number of Restricted Shares
Issued and unvested as of January 1, 2021	370,329
Vested	(134,516)
Forfeited	(26,246)
Issued and unvested as of June 30, 2021	209,567

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$2,149	$30	$3,719	$55
General and administrative	2,090	45	4,172	86
Total	$4,239	$75	$7,891	$141

In June, 2021, the Company entered into a severance agreement with its former chief scientific officer resulting in a modification to previously issued equity awards. This modification resulted in recognition of $0.4 million of stock-based compensation expense for the three months ended June 30, 2021.

8. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(29,955)	$(8,982)	$(54,923)	$(16,868)
Denominator:
Weighted-average common shares outstanding used in net loss per share—basic and diluted	51,216,254	2,710,556	50,349,193	2,675,260
Net loss per share—basic and diluted	$(0.58)	$(3.31)	$(1.09)	$(6.31)

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Options to purchase common stock	7,160,650	1,756,854
Unvested restricted common stock	209,567	511,405
Unvested restricted stock units	548,465	—
Convertible preferred stock (as converted to common stock)	—	10,401,270
Total	7,918,682	12,669,529

9. Commitments and Contingencies

Operating leases

In May 2019, the Company entered into a sublease agreement for laboratory and office space in Waltham, Massachusetts. The term of the sublease commenced on July 1, 2019 and expires on December 31, 2021.

In December 2020, the Company entered into a lease agreement, which was amended in January 2021, March 2021, and June 2021 (the “Lease”), pursuant to which the Company has agreed to lease approximately 68,187 square feet of additional office and laboratory space located in Waltham, Massachusetts (the “Premises”). The Lease will have a term of eight years and six months that will commence when the Premises are ready for occupancy. The Company’s obligation for the payment of base rent for the Premises begins five months after the commencement date and will be $0.4 million per month, increasing up to $0.5 million during the term of the Lease. The Company has two options to extend the term of the Lease, each for a period of an additional five years. The term of this lease will commence on the earlier of the date the Company commences its business operations on the Premises or the date the agreed upon improvements to the Premises are substantially completed and necessary occupancy permits are obtained. The Company expects the Premises to be ready for occupancy in the second half of 2021.

Rent expense for the three and six months ended June 30, 2021 totaled $0.2 million and $0.4 million, respectively.  Rent expense for the three and six months ended June 30, 2020 totaled $0.2 million and $0.4 million, respectively.

Summary of lease costs

The Company does not have any material finance leases as of June 30, 2021.

The components of lease cost under ASC 842 for the sublease were as follows:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$189	$379
Short term lease cost	—	—
Variable lease cost	131	246
Total lease cost	$320	$625

Supplemental disclosure of cash flow information related to leases under ASC 842 for the sublease was as follows:

(in thousands)	Six Months Ended June 30, 2021
Operating cash payments for operating leases	$394

The weighted-average remaining lease term and discount rate for the sublease were as follows:

(in thousands)	As of June 30, 2021
Weighted-average remaining lease term - operating leases	0.5 years
Weighted-average discount rate - operating leases	3.25%

Future minimum lease payments under non-cancelable operating leases under ASC 842 for the sublease consisted of the following as of June 30, 2021:

Year Ending December 31,	(in thousands)
2021 (remaining 6 months)	$406
Total future minimum lease payments	406
Less: imputed interest	(3)
Present value of lease liabilities	$403

Not included in the table above are the lease payments owing under the Lease the Company entered into in December 2020, pursuant to which the Company has agreed to lease approximately 68,187 square feet of additional office and laboratory space located in Waltham, Massachusetts. The Lease was executed, but not yet commenced as of June 30, 2021. The total expected commitment for this lease will be $41.3 million.

Future minimum lease payments under non-cancelable operating leases under ASC 840 for the sublease and Lease consisted of the following as of December 31, 2020:

Year Ending December 31,	(in thousands)
2021	$800
2022	4,096
2023	4,729
2024	4,871
2025	5,017
Thereafter	22,563
Total	$42,076

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

Overview

We are building a leading muscle disease company focused on advancing innovative life-transforming therapeutics for patients with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways. Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our lead programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified lead product candidates for each of our lead programs that are in varying stages of preclinical development. We expect to submit investigational new drug, or IND, applications to the U.S. Food and Drug Administration, or FDA, for product candidates in each of our DM1, DMD and FSHD programs between the fourth quarter of 2021 and the fourth quarter of 2022.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three and six months ended June 30, 2021 we reported net losses of $30.0 million and $54.9 million, respectively. For the three and six months ended June 30, 2020 we reported net losses of $9.0 million and $16.9 million, respectively. As of June 30, 2021, we had an accumulated deficit of $134.1 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue our current lead programs in DM1, DMD and FSHD and conduct research programs in additional indications;
•	advance our product candidates and any additional product candidates we identify through and into IND-enabling studies and clinical trials;
•	expand the capabilities of our proprietary FORCE platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
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
•

expenses incurred in connection with our research programs and development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;

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

Our direct external research and development expenses consist of costs that include fees, reimbursed materials and other costs paid to consultants, contractors, CMOs and CROs in connection with our development and manufacturing activities. We do not allocate our research and development costs to specific programs or product candidates because costs are deployed across multiple programs and product candidates as well as our platform and, as such, are not separately classified.

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

Interest expense

We did not incur any interest expense in the three or six months ended June 30, 2021. For the three and six months ended June 30, 2020, interest expense consisted of interest on borrowings under our loan agreement as well as amortization of debt discount and debt issuance costs. In October 2020, all outstanding borrowings under our loan agreement were repaid.

Change in success fee obligation

In February 2020, we entered into a loan agreement with Pacific Western Bank, or PWB, under which we borrowed an aggregate principal amount of $10.0 million in the form of a term loan. Our loan agreement required us to pay a success fee upon the occurrence of a specified liquidity event, as defined in the agreement, which included our initial public offering. In September 2020, following the completion of our initial public offering, we paid the success fee of $0.5 million, and in October 2020, we paid PWB $10.0 million as repayment of the outstanding principal and less than $0.1 million as accrued interest on the term loan. At inception of the loan agreement, this contingent obligation was considered immaterial. The fair value of the liability was remeasured at each reporting date, with changes in fair value recorded as a component of other income (expense) on the statement of operations.

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

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. We completed a Section 382 study of transactions in our stock through December 31, 2020 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$23,872	$7,334	$16,538
General and administrative	6,293	1,341	4,952
Total operating expenses	30,165	8,675	21,490
Loss from operations	(30,165)	(8,675)	(21,490)
Other income (expense):
Interest income	210	—	210
Interest expense	—	(127)	127
Change in success fee obligation		(180)	180
Total other income (expense), net	210	(307)	517
Net loss	$(29,955)	$(8,982)	$(20,973)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Personnel-related	$3,643	$1,469	$2,174
Stock-based compensation expense	2,148	30	2,118
Laboratory supplies and research materials	654	355	299
External manufacturing and research	15,242	4,666	10,576
Professional and consulting fees	774	340	434
Facility-related and other	1,411	474	937
Total research and development expenses	$23,872	$7,334	$16,538

The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts. The increase in external manufacturing and research costs was primarily due to the development of our manufacturing process, increased research activity, and the advancement of our programs and product candidates, including the initiation of IND-enabling studies.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Personnel-related	$1,586	$511	$1,075
Stock-based compensation expense	2,090	45	2,045
Professional and consulting fees	1,806	590	1,216
Facility-related and other	811	195	616
Total general and administrative expenses	$6,293	$1,341	$4,952

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. Professional and consulting fees increased primarily due to accounting, audit and legal services as well as costs associated with ongoing business activities and the costs of operating as a public company.

Interest income

Interest income for the three months ended June 30, 2021 was $0.2 million due to interest earned on invested cash balances. We did not earn interest income in the three months ended June 30, 2020.

Interest expense

We did not incur any interest expense in the three months ended June 30, 2021. Interest expense was $0.2 million for the three months ended June 30, 2020, due to interest incurred on outstanding borrowings under our loan agreement, which was repaid in October 2020.

Change in success fee obligation

The fair value of the success fee obligation included in our loan agreement increased during three months ended June 30, 2020 by $0.2 million.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$42,496	$13,423	$29,073
General and administrative	12,802	3,105	9,697
Total operating expenses	55,298	16,528	38,770
Loss from operations	(55,298)	(16,528)	(38,770)
Other income (expense):
Interest income	375	24	351
Interest expense	—	(184)	184
Change in success fee obligation	—	(180)	180
Total other income (expense), net	375	(340)	715
Net loss	$(54,923)	$(16,868)	$(38,055)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Personnel-related	$6,488	$2,933	$3,555
Stock-based compensation expense	3,719	55	3,664
Laboratory supplies and research materials	1,317	1,253	64
External manufacturing and research	27,278	7,681	19,597
Professional and consulting fees	1,231	527	704
Facility-related and other	2,463	974	1,489
Total research and development expenses	$42,496	$13,423	$29,073

The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts. The increase in external manufacturing and research costs was primarily due to the development of our manufacturing process, increased research activity, and the advancement of our programs and product candidates, including the initiation of IND-enabling studies.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Personnel-related	$2,957	$1,087	$1,870
Stock-based compensation expense	4,172	86	4,086
Professional and consulting fees	3,803	1,549	2,254
Facility-related and other	1,870	383	1,487
Total general and administrative expenses	$12,802	$3,105	$9,697

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. Professional and consulting fees increased primarily due to accounting, audit and legal services as well as costs associated with ongoing business activities and the costs of operating as a public company. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger group of general and administrative personnel.

Interest income

Interest income for the six months ended June 30, 2021 and 2020 was $0.4 million and less than $0.1 million, respectively, due to interest earned on invested cash balances.

Interest expense

We did not incur any interest expense in the six months ended June 30, 2021. Interest expense was $0.2 million for the six months ended June 30, 2020, due to interest incurred on outstanding borrowings under our loan agreement, which was repaid in October 2020.

Change in success fee obligation

The fair value of the success fee obligation included in our loan agreement increased during six months ended June 30, 2020 by $0.2 million.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering, and borrowings under our loan agreement which we have since repaid. As of June 30, 2021 we had cash, cash equivalents and marketable securities of $435.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(64,543)	$(14,586)
Net cash used in investing activities	(134,809)	(282)
Net cash provided by financing activities	157,275	11,908
Net increase (decrease) in cash, cash equivalents and restricted cash	$(42,077)	$(2,960)

Operating activities

During the six months ended June 30, 2021, operating activities used $64.5 million of cash, due to our net loss of $54.9 million and net cash used by changes in our operating assets and liabilities of $19.1 million, partially offset by non-cash charges of $9.5 million. Net cash used by changes in our operating assets and liabilities consisted of a $21.4 million increase in prepaid expenses and other current assets and a $0.6 million increase in other assets, partially offset by a $2.8 million increase in accounts payable and other liabilities. During the six months ended June 30, 2020, operating activities used $14.6 million of cash, due to our net loss of $16.9 million, partially offset by non-cash charges of $0.6 million and net cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.7 million increase in accounts payable and other liabilities, partially offset by a $0.1 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.

Investing activities

During the six months ended June 30, 2021, net cash used in investing activities was $134.8 million due to the purchase of marketable securities of $156.6 million and purchases of property and equipment of $0.7 million, partially offset by maturities of marketable securities of $22.5 million. During the six months ended June 30, 2020, net cash used in investing activities was $0.3 million, due to purchases of property and equipment.

Financing activities

During the six months ended June 30, 2021, net cash provided by financing activities was $157.3 million, consisting primarily of $157.2 million in aggregate net proceeds from our follow-on offering completed in January 2021.

During the six months ended June 30, 2020, net cash provided by financing activities was $11.9 million, consisting of $9.9 million in net proceeds from issuance of debt and $2.0 million in net proceeds from our issuance of Series A preferred stock.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We expect that our liquidity will be sufficient to enable us to submit INDs for product candidates in each of our DM1, DMD and FSHD programs and achieve proof-of-concept data readouts in our DM1, DMD and FSHD programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On December 4, 2020, we entered into a lease agreement for additional office and laboratory space, which was amended in January 2021, March 2021, and June 2021. The lease has a term of 8.5 years, with lease payments that begin five months after the premises are ready for occupancy and will be $0.4 million per month, increasing up to $0.5 million during the term of the lease. We have two options to extend the term of the lease, each for a period of an additional five years. The term of this lease will commence on the earlier of the date we commence our business operations on the premises or the date the agreed upon improvements to the premises are substantially completed and necessary occupancy permits are obtained. We expect the premises to be ready for occupancy and the lease term to commence in the second half of 2021.

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

Recently Issued and Adopted Accounting Pronouncements

There were no recently issued accounting pronouncements that are expected to impact our financial statements as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Vice President of Accounting and Administration, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $16.9 million for the six months ended June 30, 2020 and $54.9 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $134.1 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical development and, have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	continue our current lead programs in DM1, DMD and FSHD and conduct research programs in additional indications;
•	advance our product candidates and any additional product candidates we identify through and into investigational new drug; or IND, enabling studies and clinical trials;
•	expand the capabilities of our proprietary FORCE platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
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

Our product candidates are in varying stages of preclinical development, we have not advanced any product candidate into clinical development and we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Our product candidates are only in the preclinical stage of development. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of any product candidate we may develop or when, or if, we will be able to generate revenues or achieve profitability.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development activities or commercialization efforts.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $435.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our operations. We cannot be certain that additional funding will be available on acceptable terms, when needed or at all. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts, when needed or on terms acceptable to us, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates we may develop, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. We could be required to seek collaborators for product candidates we may develop at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates we may develop in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

We commenced operations in 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research activities and filing and prosecuting patent applications. Our product candidates are in varying stages of preclinical development, and their risk of failure is high. We have not yet demonstrated our ability to initiate or complete any clinical trials, obtain marketing approvals, manufacture product for clinical trials or on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change income or taxes. We completed a Section 382 study of transactions in our stock through December 31, 2020 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitation on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Risks related to discovery and development

We are very early in our development efforts. Our product candidates are in varying stages of preclinical development, and we have not advanced any product candidate into clinical development. As a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have invested our research efforts to date in developing our platform and our lead programs. Our product candidates are in varying stages of preclinical development. We have not advanced any product candidates to clinical-stage development and may never do so. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the European Medicines Agency, or EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of product candidates we may develop will depend on many factors, including the following:

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

We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates on a timely basis, if at all.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a product candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin.

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

All of our product candidates are still in varying stages of preclinical development and our approach to treating muscle disease is unproven. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies. In addition, our product candidates may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our product candidates and programs are based on our FORCE platform, adverse developments with respect to one of our product candidates and programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other product candidates and programs.

In addition, we have not advanced any product candidates for clinical development or successfully developed any product candidate and our ability to identify and develop a product candidates may never materialize. The process by which we identify and discover product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

•	we may not be able to assemble sufficient resources to acquire or discover product candidates;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates we develop may nevertheless be covered by third parties’ patents or other intellectual property rights;
•

product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

•	product candidates may not be effective in treating their targeted diseases or disorders;
•	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•	the regulatory pathway for a product candidate may be too complex and difficult to navigate successfully or economically.

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

We are in the early stage of research in the development of our platform, programs and product candidates, and have not advanced any product candidates for clinical development. . As a result, our belief in the capabilities of our platform is based on early research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

We currently depend on a small number of third-party suppliers for the manufacture of Fabs, the linker and oligonucleotide payloads. The loss of these or future third-party suppliers, or their inability provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of the Fabs, linker and oligonucleotide payloads. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates that we evaluate in preclinical studies and clinical trials, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

Our research programs and product candidates and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our product candidates or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist currently being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; an antibody linked siRNA in preclinical development by Avidity Biosciences, Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics; a peptide-linked PMO in preclinical development by Pepgen; a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics; and antisense oligonucleotides and siRNA candidates by Triplet Therapeutics.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide currently being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada with endosomal escape vehicle technology which targets dystrophin production, and Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, AOC FSHD, an antibody oligonucleotide conjugate in preclinical development by Avidity Biosciences, Inc., MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc., creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc.

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

We currently have rights to certain intellectual property through licenses from third parties. Because our product candidates may require the use of additional intellectual property rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these intellectual property rights. In addition, with respect to any patent or other intellectual property rights that we co-own with third parties, we may require exclusive licenses to such co-owners’ interest in such patent or other intellectual property rights. However, we may be unable to secure such licenses or otherwise acquire or in-license any intellectual property rights related to compositions, methods of use, processes or other components from third parties that we identify as necessary for any product candidates we may develop and our technology on commercially reasonable terms, or at all. Even if we are able to in-license any such necessary intellectual property, it could be on non-exclusive terms, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and the applicable licensors could require us to make substantial licensing and royalty payments. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

As of June 30, 2021, we had 71 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 42.9% of our common stock as of June 30, 2021. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of July 31, 2021, we had 51,278,464 shares of common stock outstanding.

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

As of June 30, 2021, we have used approximately $96.1 million of the net proceeds from the IPO for the continued research and development of our programs, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Lease by and between Dyne Therapeutics, Inc. and BP3-BOS1 1560 Trapelo Road LLC, dated as of December 4, 2020, as amended.

10.2*	Severance agreement between Dyne Therapeutics, Inc. and Romesh Subramanian dated as of June 2, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
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

DYNE THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Richard Scalzo
Richard Scalzo
Vice President, Accounting and Administration and Treasurer
(Principal Financial and Accounting Officer)