Form 10-Q
period 2021-09-30
Dyne Therapeutics, Inc.
filed 2021-11-04
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 51,528,469 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the anticipated timing of the submission of investigational new drug applications, or INDs, for any product candidates we may develop;
•
the impact of the ongoing COVID-19 pandemic and our response to it;
•
our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
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

•
if we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates or our technology may be adversely affected due to such competition; and

•
the COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to supply chains and may adversely impact economies worldwide, which could negatively impact our operations.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$229,042	$300,852
Marketable securities	178,481	44,462
Prepaid expenses and other current assets	17,132	3,773
Total current assets	424,655	349,087
Property and equipment, net	2,988	1,946
Right-of-use assets	36,927	—
Restricted cash and other assets	2,308	2,301
Total assets	$466,878	$353,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,088	3,440
Accrued expenses and other current liabilities	11,674	7,527
Lease liabilities	4,589	—
Total current liabilities	23,351	10,967
Lease liabilities, net of current portion	29,411	—
Total liabilities	52,762	10,967
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 51,607,908 and 45,446,903 shares issued and 51,483,643 and 45,076,574 shares outstanding at September 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	590,832	421,572
Accumulated other comprehensive loss	(34)	(27)
Accumulated deficit	(176,688)	(79,183)
Total stockholders’ equity	414,116	342,367
Total liabilities and stockholders’ equity	$466,878	$353,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$36,510	$9,679	$79,007	$23,102
General and administrative	6,256	3,841	19,058	6,945
Total operating expenses	42,766	13,520	98,065	30,047
Loss from operations	(42,766)	(13,520)	(98,065)	(30,047)
Other (expense) income:
Interest income	184	—	560	24
Interest expense	—	(130)	—	(315)
Change in success fee obligation	—	(270)	—	(450)
Total other (expense) income, net	184	(400)	560	(741)
Net loss	$(42,582)	$(13,920)	$(97,505)	$(30,788)
Net loss per share—basic and diluted	$(0.83)	$(2.01)	$(1.92)	$(7.51)
Weighted-average common shares outstanding used in net loss per share—basic and diluted	51,320,940	6,920,008	50,676,668	4,100,504
Comprehensive loss:
Net loss	$(42,582)	$(13,920)	$(97,505)	$(30,788)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	7	—	(7)	—
Comprehensive loss	$(42,575)	$(13,920)	$(97,512)	$(30,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data and issuance costs)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at January 1, 2021	—	$—	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367
Issuance of common stock upon follow-on public offering, net of issuance costs of $0.7 million	—	—	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	—	—	11,163	—	13	—	—	13
Stock-based compensation	—	—	—	—	3,652	—	—	3,652
Vesting of restricted shares	—	—	70,539	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(24,968)	(24,968)
Balance at March 31, 2021	—	$—	51,158,276	$6	$582,473	$(68)	$(104,151)	$478,260
Exercise of stock options	—	—	10,088	—	25	—	—	25
Stock-based compensation	—	—	—	—	4,239	—	—	4,239
Vesting of restricted shares	—	—	63,977	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(29,955)	(29,955)
Balance at June 30, 2021	—	$—	51,232,341	$6	$586,737	$(41)	$(134,106)	$452,596
Exercise of stock options	—	—	99,679	—	457	—	—	457
Stock-based compensation	—	—	—	—	3,638	—	—	3,638
Vesting of restricted shares	—	—	63,977	—	—	—	—	—
Vesting of restricted stock units	—	—	87,646	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(42,582)	(42,582)
Balance at September 30, 2021	—	$—	51,483,643	$6	$590,832	$(34)	$(176,688)	$414,116

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’ Equity
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at January 1, 2020	32,500,000	$27,429	2,586,535	$1	$6,352	$—	$(19,746)	$14,036
Issuance of Series A convertible preferred stock, net of issuance costs of $0.1 million	2,000,000	1,972	—	—	—	—	—	1,972
Vesting of restricted shares	—	—	70,538	—	—	—	—	—
Stock-based compensation	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	—	(7,886)	(7,886)
Balance at March 31, 2020	34,500,000	$29,401	2,657,073	$1	$6,418	$—	$(27,632)	$8,188
Exercise of stock options	—	—	753	—	—	—	—	—
Stock-based compensation	—	—	—	—	75	—	—	75
Vesting of restricted shares	—	—	70,539	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,982)	(8,982)
Balance at June 30, 2020	34,500,000	$29,401	2,728,365	$1	$6,493	$—	$(36,614)	$(719)
Issuance of Series A convertible preferred stock, net of issuance costs of $0.1 million	17,500,000	17,495	—	—	—	—	—	17,495
Issuance of Series B convertible preferred stock, net of issuance costs of $0.4 million	41,159,724	115,319	—	—	—	—	—	115,319
Conversion of convertible preferred stock into common stock upon initial public offering	(93,159,724)	(162,215)	28,086,375	3	162,212	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $2.6 million	—	—	14,089,314	1	246,410	—	—	246,411
Exercise of stock options	—	—	29,656	—	24	—	—	24
Stock-based compensation	—	—	—	—	2,235	—	—	2,235
Vesting of restricted shares	—	—	70,537	—	—	—	—	—
Net loss	—	—	—	—	—	—	(13,920)	(13,920)
Balance at September 30, 2020	—	$—	45,004,247	$5	$417,374	$—	$(50,534)	$366,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(97,505)	$(30,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,529	2,376
Depreciation and amortization expense	747	483
Non-cash lease expense	(28)	—
Amortization (accretion) of premium (discount) on marketable securities	1,843	—
Changes in success fee obligation	—	450
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,816)	(107)
Right-of-use assets	(2,940)	—
Accounts payable and other liabilities	7,675	1,114
Net cash used in operating activities	(91,495)	(26,472)
Cash flows from investing activities:
Purchases of property and equipment	(1,628)	(438)
Purchases of marketable securities	(208,207)	—
Maturities of marketable securities	72,178	—
Net cash used in investing activities	(137,657)	(438)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of issuance costs		247,454
Proceeds from follow-on public offering of common stock, net of issuance costs	157,237	—
Proceeds from issuance of debt, net of issuance costs	—	9,936
Settlement of success fee obligation		(450)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	134,920
Proceeds from exercise of stock options	495	24
Net cash provided by financing activities	157,732	391,884
Net increase (decrease) in cash and cash equivalents	(71,420)	364,974
Cash, cash equivalents and restricted cash, beginning of period	303,153	14,632
Cash, cash equivalents and restricted cash, end of period	$231,733	$379,606
Supplemental cash flow information:
Cash paid for interest and taxes	$—	$311
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$161	$—
Right-of-use assets acquired under operating leases	$33,799	$—
Issuance costs from convertible preferred stock included in accounts payable or accrued expenses	$—	$134
Conversion of convertible preferred stock to common stock	$—	$162,215
Public offering costs included in accounts payable or accrued expenses	$—	$1,043

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, fluctuations in operating results, compliance with government regulations, the ability to establish clinical- and commercial-scale manufacturing processes, the impact of the COVID-19 pandemic and the ability to secure additional capital to fund operations. Product candidates and programs currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization of a product. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

To date, the Company has not experienced material business disruptions, including with its vendors, as a result of the COVID-19 pandemic. In March 2020, the Company implemented a remote working policy for many of its employees and began restricting non-essential travel, and in May 2020, when Massachusetts began its staged reopening plan, the Company began implementing a return-to-work plan, in accordance with the guidance and requirements of federal and state authorities. The Company continues to take actions as may be required or recommended by government authorities or as it determines are in the best interests of its employees and other business partners. The Company is continuing to monitor the potential impact of the pandemic, but cannot be certain what the overall impact will be on its business, financial condition, results of operations and prospects.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 4, 2021. The results for the nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Marketable securities

The Company’s marketable securities as of September 30, 2021 consisted of commercial paper, certificates of deposit, corporate debt securities and US treasury securities and are classified as available-for-sale and are reported at fair value. Unrealized losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.7 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$229,042	$300,852
Short term restricted cash	383	—
Restricted cash	2,308	2,301
Total	$231,733	$303,153

4. Fair Value Measurements

The following tables set forth by security type, marketable securities for the periods presented:

	As of September 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$11,509	$—	$—	$11,509
Certificates of deposit	4,490	—	—	4,490
Corporate debt securities	135,985	12	(48)	135,949
US treasury notes	26,531	4	(2)	26,533
Total	$178,515	$16	$(50)	$178,481

	As of December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$6,412	$—	$—	$6,412
Certificates of deposit	1,504	—	—	1,504
Corporate debt securities	36,573	—	(27)	36,546
Total	$44,489	$—	$(27)	$44,462

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$120,408	$—	$—	$120,408
Corporate debt securities	—	524	—	524
Marketable securities
Commercial paper	11,508	—	—	11,508
Certificates of deposit	—	4,490	—	4,490
Corporate debt securities	—	135,949	—	135,949
US treasury notes	26,534	—	—	26,534
Total	$158,450	$140,963	$—	$299,413

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$155,017	$—	$—	$155,017
Commercial paper	2,999	—	—	2,999
Certificates of deposit	—	5,309	—	5,309
Marketable securities
Commercial paper	6,412	—	—	6,412
Certificates of deposit	—	1,504	—	1,504
Corporate debt securities	—	36,545	—	36,545
Total	$164,428	$43,358	$—	$207,786

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company’s marketable securities at September 30, 2021:

(in thousands)	September 30, 2021
Maturing in one year or less	$131,877
Maturing in one year through two years	46,604
Maturing after two years	—
Total	$178,481

Financial instruments not recorded at fair value

The carrying values of cash, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Laboratory equipment	$3,393	$2,744
Office and computer equipment	79	78
Leasehold improvements	14	14
Construction in process	1,244	105
Property and equipment—at cost	4,730	2,941
Less accumulated depreciation and amortization	(1,742)	(995)
Property and equipment—net	$2,988	$1,946

Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $0.3 million and $0.7 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2020, was $0.2 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Payroll and benefits	$2,693	$2,105
Consulting services	694	263
Legal services	136	325
Research and development	8,151	4,782
Facility costs	-	52
Total	$11,674	$7,527

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

As of September 30, 2021, 4,289,104 shares remained available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. As of September 30, 2021, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	74%	75%
Risk-free interest rate	0.82% — 1.17%	0.31% — 1.67%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	6,421,589	$6.97	9.5	$90,112
Granted	1,160,176	18.15
Exercised	(120,930)	4.10
Canceled	(135,163)	9.83
Outstanding as of September 30, 2021	7,325,672	$8.73	8.3	$60,678
Options exercisable as of September 30, 2021	1,567,826	$5.91	8.3	$16,944
Options vested or expected to vest as of September 30, 2021	6,932,411	$8.73	8.9	$57,499

The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2021 and 2020 was $11.68 and $4.27 per share, respectively. As of September 30, 2021 there was $26.3 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.7 years. Additionally, as of September 30, 2021, the Company has unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $2.2 million.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company. The Company also grants RSUs with performance-based vesting conditions for which performance was not deemed probable at September 30, 2021. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the nine months ended September 30, 2021:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2021	403,355	$23.60
Granted	256,450	17.83
Vested	(87,646)	23.90
Forfeited	(13,407)	22.55
Issued and unvested as of September 30, 2021	558,752	$20.98

As of September 30, 2021, there was $8.5 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of September 30, 2021, the Company has unrecognized compensation cost of $0.6 million related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The aggregate grant date fair value of these awards was immaterial. The following table summarizes the Company’s restricted common stock award activity for the nine months ended September 30, 2021:

Number of Restricted Shares
Issued and unvested as of January 1, 2021	370,329
Vested	(198,493)
Forfeited	(47,571)
Issued and unvested as of September 30, 2021	124,265

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,422	$929	$5,141	$984
General and administrative	2,216	1,306	6,388	1,392
Total	$3,638	$2,235	$11,529	$2,376

In June 2021, the Company entered into a severance agreement with its former chief scientific officer resulting in a modification to previously issued equity awards. This modification resulted in recognition of $0.4 million of stock-based compensation expense at the time of modification.

8. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(42,582)	$(13,920)	$(97,505)	$(30,788)
Denominator:
Weighted-average common shares outstanding used in net loss per share—basic and diluted	51,320,940	6,920,008	50,676,668	4,100,504
Net loss per share—basic and diluted	$(0.83)	$(2.01)	$(1.92)	$(7.51)

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Options to purchase common stock	7,325,672	6,337,779
Unvested restricted common stock	124,265	440,868
Unvested restricted stock units	558,752	375,137
Total	8,008,689	7,153,784

9. Commitments and Contingencies

Operating leases

In May 2019, the Company entered into a sublease agreement for laboratory and office space in Waltham, Massachusetts. The term of the sublease commenced on July 1, 2019 and expires on December 31, 2021.

In December 2020, the Company entered into a lease agreement, which was amended in January 2021, March 2021, and June 2021 (the “Lease”), pursuant to which the Company has agreed to lease approximately 68,187 square feet of office and laboratory space located in Waltham, Massachusetts (the “Premises”). The Lease has a term of eight years and six months that commenced under the standards of ASC 842 when the Company gained access to the Premises in September 2021. The Company’s obligation for the payment of base rent for the Premises begins in April 2022, and will be $0.4 million per month, increasing up to $0.5 million during the term of the Lease. The Company has two options to extend the term of the Lease, each for a period of an additional five years.

Rent expense for the three and nine months ended September 30, 2021 totaled $0.2 million and $0.6 million, respectively. Rent expense for the three and nine months ended September 30, 2020 totaled $0.2 million and $0.4 million, respectively.

Summary of lease costs

The Company did not have any material finance leases as of September 30, 2021.

The components of lease cost under ASC 842 for the leases were as follows:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$189	$569
Short term lease cost	—	—
Variable lease cost	135	381
Total lease cost	$324	$950

Supplemental disclosure of cash flow information related to leases under ASC 842 for the leases were as follows:

(in thousands)	Nine Months Ended September 30, 2021
Operating cash payments for operating leases	$597

The weighted-average remaining lease term and discount rate for the leases were as follows:

(in thousands)	As of September 30, 2021
Weighted-average remaining lease term - operating leases	8.5 years
Weighted-average discount rate - operating leases	5.79%

Future minimum lease payments under non-cancelable operating leases under ASC 842 consisted of the following as of September 30, 2021:

Year Ending December 31,	(in thousands)
2021 (remaining 3 months)	$2,391
2022	3,452
2023	4,706
2024	4,847
2025	4,993
Thereafter	22,930
Total future minimum lease payments	43,319
Less: imputed interest	(9,319)
Present value of lease liabilities	$34,000

Included in the condensed consolidated balance sheet (in thousands)	September 30, 2021
Lease liability	$4,589
Lease liability, net of current portion	29,411
Total lease liability	$34,000

Future minimum lease payments under non-cancelable operating leases under ASC 840 for the sublease and Lease consisted of the following as of December 31, 2020:

Year Ending December 31,	(in thousands)
2021	$800
2022	3,452
2023	4,706
2024	4,847
2025	4,993
Thereafter	22,930
Total	$41,728

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

Overview

We are building a leading muscle disease company focused on advancing innovative life-transforming therapeutics for patients with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways. Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our lead programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified lead product candidates for each of our lead programs that are in varying stages of preclinical development. We expect to submit investigational new drug, or IND, applications to the U.S. Food and Drug Administration, or FDA, for our DMD product candidate, DYNE-251, in the fourth quarter of 2021, for our DM1 product candidate, DYNE-101, in the first quarter of 2022 and for our FSHD product candidate, DYNE-301, in the second half of 2022. Following the IND submissions and review with regulators, we plan to initiate global, placebo-controlled multiple ascending dose, or MAD, clinical trials for DYNE-251 and DYNE-101 evaluating safety, key disease markers and muscle function in patients with DMD and DM1, with the intention of dosing patients in both trials by the middle of 2022.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three and nine months ended September 30, 2021 we reported net losses of $42.6 million and 97.5 million, respectively. For the three and nine months ended September 30, 2020 we reported net losses of $13.9 million and $30.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $176.7 million.

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

Impact of COVID-19 on our business

The worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our future clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption to supply chains and may adversely impact economies worldwide, both of which could adversely affect our business and operations.

To date, we have not experienced material business disruptions, including with our vendors, or impairments of any of our assets as a result of the pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and began restricting non-essential travel, and in May 2020, when Massachusetts began its staged reopening plan, we began implementing a return-to-work plan, in accordance with the guidance and requirements of federal and state authorities. We continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect that our research and development expenses will increase substantially in connection with our preclinical and clinical development activities in the future as we advance our program candidates through IND-enabling studies and into clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any product candidate is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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
•
the receipt and related terms of regulatory approvals from applicable regulatory authorities for any product candidates we may develop;
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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our growth strategy and move into our new facility in the fourth quarter of 2021. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our operations as a public company. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to increase during 2021 due to our increased cash resources.

Interest expense

We did not incur any interest expense in the three or nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, interest expense consisted of interest on borrowings under our loan agreement as well as amortization of debt discount and debt issuance costs. In October 2020, all outstanding borrowings under our loan agreement were repaid.

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

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$36,510	$9,679	$26,831
General and administrative	6,256	3,841	2,415
Total operating expenses	42,766	13,520	29,246
Loss from operations	(42,766)	(13,520)	(29,246)
Other income (expense):
Interest income	184	—	184
Interest expense	—	(130)	130
Change in success fee obligation	—	(270)	270
Total other income (expense), net	184	(400)	584
Net loss	$(42,582)	$(13,920)	$(28,662)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related	$4,260	$1,875	$2,385
Stock-based compensation expense	1,422	929	493
Laboratory supplies and research materials	687	878	(191)
External manufacturing and research	27,908	5,092	22,816
Professional and consulting fees	883	277	606
Facility-related and other	1,350	628	722
Total research and development expenses	$36,510	$9,679	$26,831

The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel and their research efforts. The increase in external manufacturing and research costs and professional and consulting fees was primarily due to the development of our manufacturing process, increased research activity, and the advancement of our programs and product candidates, including conducting IND-enabling studies.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related	$1,779	$928	$851
Stock-based compensation expense	2,216	1,306	910
Professional and consulting fees	1,518	1,133	385
Facility-related and other	743	474	269
Total general and administrative expenses	$6,256	$3,841	$2,415

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. Professional and consulting fees increased primarily due to accounting, audit and legal services as well as costs associated with ongoing business activities and the costs of operating as a public company. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Interest income

Interest income for the three months ended September 30, 2021 was $0.2 million due to interest earned on invested cash balances. We did not earn interest income in the three months ended September 30, 2020.

Interest expense

We did not incur any interest expense in the three months ended September 30, 2021. Interest expense was $0.1 million for the three months ended September 30, 2020, due to interest incurred on outstanding borrowings under our loan agreement, which was repaid in October 2020.

Change in success fee obligation

The fair value of the success fee obligation included in our loan agreement increased during three months ended September 30, 2020 by $0.3 million.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$79,007	$23,102	$55,905
General and administrative	19,058	6,945	12,113
Total operating expenses	98,065	30,047	68,018
Loss from operations	(98,065)	(30,047)	(68,018)
Other income (expense):
Interest income	560	24	536
Interest expense	—	(315)	315
Change in success fee obligation	—	(450)	450
Total other income (expense), net	560	(741)	1,301
Net loss	$(97,505)	$(30,788)	$(66,717)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related	$10,748	$4,808	$5,940
Stock-based compensation expense	5,141	984	4,157
Laboratory supplies and research materials	2,004	2,181	(177)
External manufacturing and research	55,186	12,724	42,462
Professional and consulting fees	2,115	804	1,311
Facility-related and other	3,813	1,601	2,212
Total research and development expenses	$79,007	$23,102	$55,905

The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel and their research efforts. The increase in external manufacturing and research costs and professional and consulting fees was primarily due to the development of our manufacturing process, increased research activity, and the advancement of our programs and product candidates, including conducting IND-enabling studies.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related	$4,737	$2,015	$2,722
Stock-based compensation expense	6,388	1,392	4,996
Professional and consulting fees	5,319	2,682	2,637
Facility-related and other	2,614	856	1,758
Total general and administrative expenses	$19,058	$6,945	$12,113

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. Professional and consulting fees increased primarily due to accounting, audit and legal services as well as costs associated with ongoing business activities and the costs of operating as a public company. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Interest income

Interest income for the nine months ended September 30, 2021 and 2020 was $0.6 million and less than $0.1 million, respectively, due to interest earned on invested cash balances.

Interest expense

We did not incur any interest expense in the nine months ended September 30, 2021. Interest expense was $0.3 million for the nine months ended September 30, 2020, due to interest incurred on outstanding borrowings under our loan agreement, which was repaid in October 2020.

Change in success fee obligation

The fair value of the success fee obligation included in our loan agreement increased during nine months ended September 30, 2020 by $0.5 million.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering, and borrowings under our loan agreement which we have since repaid. As of September 30, 2021 we had cash, cash equivalents and marketable securities of $407.5 million.

In November 2021, we filed a universal shelf registration on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million after such time as the universal shelf registration statement is declared effective by the SEC. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(91,495)	$(26,472)
Net cash used in investing activities	(137,657)	(438)
Net cash provided by financing activities	157,732	391,884
Net increase (decrease) in cash, cash equivalents and restricted cash	$(71,420)	$364,974

Operating activities

During the nine months ended September 30, 2021, operating activities used $91.5 million of cash, due to our net loss of $97.5 million and net cash used by changes in our operating assets and liabilities of $8.1 million, partially offset by non-cash charges of $14.1 million. Net cash used by changes in our operating assets and liabilities consisted of a $12.8 million increase in prepaid expenses and other current assets and a $2.9 million increase in prepayments made for lessor-owned lease assets, partially offset by a $7.7 million increase in accounts payable and other liabilities. During the nine months ended September 30, 2020, operating activities used $26.5 million of cash, due to our net loss of $30.8 million, partially offset by non-cash charges of $3.3 million and net cash provided by changes in our operating assets and liabilities of $1.0 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.1 million increase in accounts payable and other liabilities, partially offset by a $0.1 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.

Investing activities

During the nine months ended September 30, 2021, net cash used in investing activities was $137.7 million due to the purchase of marketable securities of $208.2 million and purchases of property and equipment of $1.6 million, partially offset by maturities of marketable securities of $72.2 million. During the nine months ended September 30, 2020, net cash used in investing activities was $0.4 million, due to purchases of property and equipment.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $157.7 million, consisting primarily of $157.2 million in aggregate net proceeds from our follow-on offering completed in January 2021.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We expect that our liquidity will be sufficient to enable us to submit INDs for product candidates in each of our DM1, DMD and FSHD programs and achieve proof-of-concept data readouts in our initial clinical trials for our DM1, DMD, and FSHD programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements other arrangements as and when needed, we may have to significantly delay, reduce or eliminate the development or future commercialization of one or more of our product candidates. See Item 1A. “Risk factors” in this Quarterly Report for additional risks associated with our substantial capital requirements.

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

On December 4, 2020, we entered into a lease agreement for office and laboratory space, which was amended in January 2021, March 2021, and June 2021. The lease has a term of 8.5 years that commenced when we gained access to the office and laboratory space in September, 2021. Our obligation for the payment of the base rent begins in April 2022 and will be $0.4 million per month, increasing up to $0.5 million during the term of the lease. We have two options to extend the term of the lease, each for a period of an additional five years.

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

Recently Issued and Adopted Accounting Pronouncements

There were no recently issued accounting pronouncements that are expected to materially impact our financial statements as of September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Vice President of Accounting and Administration, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $30.8 million for the nine months ended September 30, 2020 and $97.5 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $176.7 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical development, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $407.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Identifying product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those are approved, we may not achieve commercial success. Our commercial revenues, if any, may not be sufficient to sustain our operations. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our operations. We cannot be certain that additional funding will be available on acceptable terms, when needed or at all. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts, when needed or on terms acceptable to us, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates we may develop, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. We could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in any jurisdiction where we seek to commercialize such product candidates, such as the FDA and the European Medicines Agency, or EMA; manufacturing supply, capacity and expertise; a commercial organization;

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

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to any of our product candidates, we may need to conduct additional studies or trials to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize any product candidates we may develop and may harm our business, financial condition, results of operations and prospects.

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

We are in the early stage of research in the development of our platform, programs and product candidates, and have not advanced any product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our product candidates consist of a proprietary Fab conjugated with the oligonucleotide therapy. Our Fab is manufactured by starting with cells which are stored in a cell bank. If we lose multiple cell banks, our manufacturing will be adversely impacted by the need to replace the cell banks.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist currently being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc.; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics; EDODM1, a peptide-linked PMO in preclinical development by Pepgen, Inc.; NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics; and antisense oligonucleotides and siRNA candidates by Triplet Therapeutics.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide currently being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada with endosomal escape vehicle technology which targets dystrophin production, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is in preclinical development; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity Biosciences, Inc. with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping which is in preclinical development. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Avidity Biosciences, Dicerna Pharmaceuticals, Inc., DTx Pharma, Gennao Bio, Inc., Ionis Pharmaceuticals, NeuBase Therapeutics, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage and we currently do not own or exclusively license any issued patents in any jurisdiction other than one issued U.S. patent which we own and two issued U.S. patents and one issued European patent which we exclusively license. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On November 10, 2020, the United States Supreme Court heard oral argument in this case. On June 17, 2021, the Supreme Court rejected this challenge to the ACA after finding that plaintiffs do not have standing to challenge the constitutionality of the statute. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

As of September 30, 2021, we had 88 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to supply chains and may adversely impact economies worldwide, which could negatively impact our operations.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, emerged in China. Since then, COVID-19 has spread to countries worldwide, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 43.0% of our common stock as of September 30, 2021. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of October 31, 2021, we had 51,528,469 shares of common stock outstanding.

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

As of September 30, 2021, we have used approximately $123.9 million of the net proceeds from the IPO for the continued research and development of our programs, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Richard Scalzo
Richard Scalzo
Vice President, Accounting and Administration and Treasurer
(Principal Financial and Accounting Officer)