Form 10-K
period 2021-12-31
Dyne Therapeutics, Inc.
filed 2022-03-10
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39509

Dyne Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-4883909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1560 Trapelo Road Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 786-8230

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DYN	Nasdaq Global Select Market

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $629.3 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2022 was 51,637,101.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risk and uncertainties. All statements other than statements of historical fact, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs, preclinical studies and planned clinical trials;
•
the anticipated timing of the submission and clearance of investigational new drug applications, or INDs, for any product candidates we may develop;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1A. “Risk Factors” in this Annual Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Annual Report and the documents that we have filed or incorporated by reference as exhibits to this Annual Report with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report includes statistical and other industry and market data that we obtained from independent industry publications and research, surveys and studies conducted by independent third parties as well as our own estimates of the prevalence of certain diseases and conditions. The market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the patient population with the potential to benefit from treatment with any product candidates we may develop include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect the addressable patient population. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risk Factor Summary

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include, but are not limited to, the following:

•
our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability;
•
we are early in our development efforts. Our product candidates are in varying stages of preclinical development, and we have not advanced any product candidate into clinical trials. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
•
the U.S. Food and Drug Administration has placed the investigational new drug application for our planned Phase 1/2 clinical trial of DYNE-251 on clinical hold and requested that we submit additional clinical and non-clinical information for DYNE-251. We plan to submit a response to the FDA with the data from existing and ongoing studies, but if we are delayed in submitting such response or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of DYNE-251;
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

v

PART I

Item 1. Business.

Overview

We are building a leading muscle disease company dedicated to advancing innovative life-transforming therapeutics for people living with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our lead programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified product candidates for each of our lead programs that are in varying stages of preclinical development. The following table summarizes our portfolio:

We expect to submit regulatory filings in multiple countries for our DM1 product candidate, DYNE-101, in the second quarter of 2022 and, subject to clearance by regulatory authorities, we plan to begin dosing patients in a global multiple ascending dose, or MAD, clinical trial of DYNE-101 in mid-2022. The FDA has placed on clinical hold our investigational new drug, or IND, application to initiate a clinical trial of our product candidate DYNE-251 for patients with DMD amenable to skipping exon 51 and requested additional clinical and non-clinical information for DYNE-251. We expect to submit our response to the FDA in the second quarter of 2022 with data from existing and ongoing studies and, if satisfactory to the FDA, plan to begin dosing patients in a Phase 1/2 global MAD clinical trial of DYNE-251 in mid-2022. We also anticipate submitting an IND for our FSHD product candidate, DYNE-301, in the second half of 2022.

Our approach

Oligonucleotide therapeutics are a genetic medicine modality that, using nucleic acids, specifically aims to correct the function of disease-causing genes by either degrading the target gene transcript or modifying expression of a target protein. While some oligonucleotide therapeutics have been approved, the development of oligonucleotide therapeutics has been limited by challenges in the delivery of the oligonucleotide to the tissue that requires therapy. To overcome these limitations, our FORCE platform utilizes the importance of Transferrin 1 receptor, or TfR1, which is highly expressed on the surface of muscle cells, as the foundation of our novel approach of linking therapeutic payloads to our TfR1-binding Fab to deliver targeted therapeutics for muscle diseases. The mechanism of FORCE delivery is designed to utilize the natural biology of TfR1. We do not use membrane destabilizing agents to enter the cell or to escape the endosome. As a result, FORCE displays a distinct pharmacokinetic and pharmacodynamic profile, with the potential for a wide therapeutic index.

We have designed our proprietary FORCE platform using our deep knowledge of muscle biology and oligonucleotide therapeutics. Our therapeutics consist of three essential components: a proprietary Fab, a clinically validated linker and an oligonucleotide payload that we attach to our Fab using the linker. We engineered our proprietary Fab to bind to TfR1 to enable targeted delivery to skeletal, cardiac and smooth muscle. We selected the linker for our platform based on its clinically validated safety and efficacy in approved products, its serum stability and its ability to release the therapeutic payload within the muscle cell. We attach the Fab and linker to a therapeutic payload that can be an antisense oligonucleotide, or ASO, a small interfering RNA, or siRNA, phosphorodiamidate morpholino oligomer, or PMO, or a small molecule that we rationally select to target the genetic basis of disease to potentially stop or reverse disease progression. We use the same Fab and linker for our product candidates which enables modularity of the platform.

We have demonstrated proof-of-concept of our FORCE platform in multiple in vitro and in vivo studies. In murine and non-human primate, or NHP, studies, we have delivered ASOs and PMOs to genetic targets within muscle tissue and observed durable, disease-modifying, functional benefit in preclinical models of disease.

The following graphic illustrates the three components of our therapeutics:

FORCE platform

Proprietary antibody (Fab)

Our proprietary Fabs are engineered to bind to TfR1 to enable targeted delivery of nucleic acids and other molecules to skeletal, cardiac and smooth muscle. A Fab is the region of an antibody that binds to antigens. We selected a Fab antibody over monoclonal antibodies, or mAbs, due to its potential significant advantages when targeting TfR1 to enable muscle delivery, including enhanced tissue penetration, increased tolerability due to lower protein load and reduced risk of immune system activation due to the lack of the Fc domain, the portion of an antibody that interacts with the immune system, on the Fab. To identify the proprietary Fab we use in our product candidates, we generated and screened proprietary antibodies for selectivity to TfR1 in order to enhance muscle specificity and for binding to TfR1 without interfering with the receptor’s function of transporting iron into cells.

Clinically validated linker

The role of the linker is to connect, or conjugate, the Fab and the oligonucleotide payload. As a result, it is critical that the linker maintain stability in serum and provide release kinetics that favor sufficient payload accumulation in the targeted muscle cell. We have selected the Val-Cit linker for our product candidates based on its clinically validated safety and efficacy in approved products, its serum stability and its endosomal release attributes. We believe that serum stability is necessary to enable systemic intravenous administration, stability of the conjugated oligonucleotide in the bloodstream, delivery to muscle tissue and internalization of the therapeutic payload in the muscle cells. In preclinical studies, our Val-Cit linker facilitated precise conjugation of multiple types of payloads to our proprietary Fabs, including ASOs, siRNAs and PMOs. This flexibility enables us to rationally select the appropriate type of payload to address the genetic basis of each muscle disease. Additionally, our linker and conjugation chemistry allow us to optimize the ratio of payload molecules attached to each Fab for each type of payload. We believe that our linker and conjugation chemistry will enable us to rapidly design, produce and screen molecules to enable new muscle disease programs.

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
•
Well-established and scalable manufacturing; and
•
Accelerated and efficient development enabled by use of a single Fab and linker across all of our product candidates and programs.

Our strategy

Our goal is to become the leading muscle disease company by advancing innovative life-transforming therapeutics for genetically driven diseases. To accomplish this, we intend to continue building a team that shares our commitment to patients, to continue to enhance our platform and to advance our pipeline. The key elements of our strategy are to:

•
Advance our lead programs in DM1, DMD and FSHD to clinical proof-of-concept and approval to offer meaningful benefit to patients;
•
Establish a DMD franchise by expanding our DMD program to reach additional DMD patient populations;
•
Expand our pipeline of therapeutics for muscle diseases to fully exploit the potential of our proprietary FORCE platform;
•
Selectively enter into strategic collaborations to maximize the value of our pipeline and our proprietary FORCE platform; and
•
Build a sustainable leadership position in muscle diseases with a deep connection to patients, caregivers, the research community and physicians.

Our culture and team

We have established a patient-focused culture that drives our shared mission of developing life-transforming therapeutics for people living with serious muscle diseases. Our shared definition of success is simple: we do what we say we are going to do. We keep our commitments to patients, employees and other Dyne stakeholders. We endeavor to act with integrity and transparency.

Our management team is led by Joshua Brumm, our President and Chief Executive Officer, who brings over 15 years of leadership experience with life sciences companies; Susanna High, our Chief Operating

Officer, who has more than two decades of experience leading corporate strategy, portfolio management, business planning and operations for biotechnology companies; Wildon Farwell, M.D., our Chief Medical Officer, who has significant expertise in clinical development and medical affairs in neuromuscular diseases and oligonucleotide therapies; and Oxana Beskrovnaya, Ph.D., our Chief Scientific Officer, who has extensive experience in musculoskeletal and renal research. Our organization is comprised of 95 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We have also established scientific and clinical advisory boards comprised of leading experts in the fields of muscle disease drug discovery and development and nucleic acid therapeutics, who share our mission of delivering disease-modifying therapeutics for patients with serious muscle diseases.

Our portfolio

We are creating a pipeline of product candidates and programs to address diseases with high unmet need with etiologic targets. Our initial focus is on DM1, DMD and FSHD with potential pipeline expansion opportunities in additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. In selecting diseases to target with our FORCE platform, we seek diseases with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways, and where we believe that we would be able to commercialize any products that we develop and are approved with an efficient, targeted sales force. We have global commercial rights to all of our programs.

Myotonic dystrophy type 1 (DM1)

Overview

We are developing our product candidate, DYNE-101, to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that causes the disease. DYNE-101 consists of our proprietary Fab conjugated with our linker to an ASO and is designed to reduce the accumulation of DMPK pre-mRNA in the nucleus, release splicing proteins and potentially stop or reverse disease progression. In in vitro and in vivo preclinical studies supporting our DM1 program, we have observed a reduction in nuclear foci and toxic nuclear DMPK RNA, correction of splicing changes, reversal of myotonia, which is a neuromuscular condition in which the relaxation of a muscle is impaired, and enhanced muscle distribution. We expect to submit regulatory filings in multiple countries for DYNE-101 in the second quarter of 2022 and anticipate dosing patients in a MAD clinical trial in mid-2022.

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

DM1 is caused by an abnormal expansion in a region of the DMPK gene. Specifically, DM1 is caused by an increase in the number of CTG triplet repeats found in the 3’ non-coding region of the DMPK gene. The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in DM1 patients. The higher-than-normal number of triplet repeats form large hairpin loops that entrap the DMPK pre-mRNA in the nucleus and impart toxic activity, referred to as a toxic gain-of-function mutation. The mutant DMPK pre-mRNA sequesters in the nucleus, forming nuclear foci that bind splicing proteins. This inhibits the ability of splicing proteins to perform their normal function in the nucleus of guiding pre-mRNA processing of gene transcripts from many other genes. As a result, multiple pre-mRNAs that encode key proteins are mis-spliced. This mis-splicing in the nucleus results in the translation of atypical proteins which ultimately cause the clinical presentation of DM1. When nuclear DMPK levels are reduced, the nuclear foci that bind splicing proteins are diminished, releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease progression. This disease process is illustrated below:

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

Overview of DM1 phenotypes

Phenotype	Clinical presentation	Estimated % of DM1 patients	Age of onset
Late-onset	• Myotonia • Muscle weakness • Cataracts	10%	40 - 70 years
Classical (Adult-onset)	• Muscle weakness and wasting • Myotonia • Cardiac conduction abnormalities • Respiratory insufficiency • Fatigue/Excessive daytime sleepiness • GI disturbance • Cataracts	65%	Early teens - 50 years
Childhood	• Psychological problems • Low IQ • Incontinence	15%	1 - 10 years
Congenital (cDM1)	• Infantile hypotonia • Severe generalized weakness • Respiratory deficits • Intellectual disability • Classic signs present in adults	10%	Birth

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

Current approaches and limitations

There are currently no disease-modifying therapies to treat DM1 that are approved and treatment is focused largely on symptom management or palliative therapies. There are a number of product candidates in development, including product candidates in late-stage clinical development that also are focused on symptom management or palliative therapies and do not target toxic nuclear DMPK RNA, which is the genetic basis of the disease. There remains a high unmet medical need for new disease-modifying therapies.

Our approach

Our program is designed to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that is the cause of the disease. Our product candidate, DYNE-101, consists of our proprietary Fab linked to an ASO to reduce the levels of mutant DMPK RNA in the nucleus, thereby releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease progression. The ASO is a gapmer oligonucleotide that is designed to translocate to the nucleus, bind its complementary sequence on the DMPK RNA, recruit RNAseH1 to degrade DMPK

RNA and thus reduce toxic nuclear DMPK RNA. We have chosen to develop our product candidate with an ASO because single-stranded ASOs preferentially target nuclear RNAs, which is essential for degradation of toxic nuclear DMPK RNA.

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

Preclinical data

We have conducted extensive preclinical studies supporting the development of DYNE-101 in multiple preclinical disease models. In in vitro and in vivo preclinical studies, we observed a reduction of nuclear foci, correction of splicing and reversal of myotonia in disease models, reduction of toxic human nuclear DMPK in a hTfR1/DMSXL DM1 mouse model developed by us, as well as enhanced muscle distribution. We believe these data support the potential for our oligonucleotide therapy to be a disease-modifying therapy for patients with DM1.

Data from Multiple DM1 Models Demonstrated that FORCE was Delivered to Muscle and Drove Disease Modification

In preclinical studies in DM1 patient cells that contained toxic nuclear DMPK RNA, we observed that administration of DYNE-101 resulted in a robust, dose-dependent reduction of DMPK RNA, nuclear foci and correction of splicing defects.

In DM1, the higher-than-normal number of CUG repeats form large hairpin loops that remain trapped in the nucleus, forming nuclear foci that bind splicing proteins and inhibit the ability of splicing proteins to perform their normal function. When toxic nuclear DMPK levels are reduced, the nuclear foci are diminished, releasing splicing proteins, allowing restoration of normal mRNA processing, and potentially stopping or reversing disease progression. In these studies, we evaluated patient cells with approximately 380 and 2,600 CTG repeats, the latter representing a severe form of DM1.

As illustrated in the figure below, a single dose of DYNE-101 led to a reduction in toxic nuclear DMPK RNA and foci as determined through a fluorescence in situ hybridization (FISH) analysis. The reduced nuclear DMPK foci are indicated by the reduction in red punctate staining in the figure below for DYNE-101 as compared to a saline control (shown as PBS).

We also observed correction of splicing of downstream RNAs such as Bridging Integrator Protein 1, or BIN1. Toxic DMPK RNA in the nucleus binds splicing proteins, inhibiting splicing protein function, and thereby reducing Exon 11 in BIN1 RNA.

In DM1 Patient Cells, DYNE-101 Demonstrated Robust Dose-dependent DMPK Knockdown, Foci Reduction, and Splicing Correction

We have also observed correction of splicing in the HSA-LR DM1 mouse model. The HSA-LR mouse model is a well-validated model of DM1 that exhibits pathologies that are very similar to human DM1 patients. This model accumulates toxic RNA with triplet repeats within the nucleus and sequesters proteins responsible for splicing such as Muscleblind-like Protein, or MBNL, thus causing mis-splicing of multiple RNAs such as CLCN1 (chloride channel) and Atp2a1 (calcium channel), among others. This mis-splicing causes the mice to exhibit myotonia, which is a hallmark of the DM1 clinical presentation in humans.

In preclinical studies evaluating an ASO conjugated to a Fab targeting TfR1, which we refer to as FORCE, we observed a dose-dependent correction of splicing in multiple RNAs and multiple muscles and reversal of myotonia in HSA-LR mice. In these studies, we evaluated the correction of splicing in more than 30 different RNAs that are critical for contraction and relaxation of muscle in HSA-LR mice. In DM1, significant RNA mis-splicing of these RNAs reduces muscle function. We observed a dose-dependent correction of splicing for all of the tested RNAs in the gastrocnemius, quadriceps and tibialis anterior muscles.

The figure below presents the levels of splicing derangement observed for saline and different doses of FORCE presented on a composite basis across the more than 30 RNAs that we tested in each muscle type.

FORCE dose-dependently corrected splicing in multiple muscles in HSA-LR DM1 mouse model

Quadriceps
Gastrocnemius
Tibialis Anterior
Overall Splicing Derangement
1.00
0.75
0.50
0.25
0.00
WT splicing
Treatment
Saline
FORCE 10mg/kg
FORCE 20mg/kg

In addition to these reductions in splicing derangement across multiple genes and muscles, we observed in the HSA-LR model disease modification and almost complete reversal of myotonia after a single dose (20 mg/kg) of FORCE. As shown in the figure below, we evaluated the severity of myotonia on a four-point scale 14 days following dosing with saline (PBS), naked ASO and FORCE, with grade 0 representing no myotonia, grade 1 representing myotonic discharge as measured by electromyography (EMG) in less than 50% of needle insertions, grade 2 representing myotonic discharge in greater than 50% of needle insertions and grade 3 representing myotonic discharge with nearly every needle insertion. We conducted this evaluation in quadriceps, gastrocnemius and tibialis anterior muscles.

Single dose of FORCE reversed myotonia in HSA-LR DM1 mouse model

Separately, in a third-party study of a naked ASO conducted in the same HSA-LR model by the company that discontinued its program due to delivery challenges, reductions in myotonia were observed after one month following eight 25 mg/kg doses of a naked ASO administered biweekly for a total dose of 200 mg/kg.

We believe the correction of splicing and reduction of myotonia we observed in our studies show that the intravenously administered FORCE was internalized into multiple muscles, enabling the ASO payload to enter the nucleus and degrade toxic DMPK RNA, thereby releasing splicing proteins to correct splicing of multiple RNAs and reverse myotonia.

We have developed an innovative hTfR1/DMSXL mouse model designed to evaluate pharmacodynamics and accelerate the advancement of our DM1 program. This model was designed with two key characteristics:

•
it expresses a human TfR1, or hTfR1, rather than the murine TfR1 expressed in wild-type mice, enabling uptake of human TfR1-targeting Fabs; and
•
it expresses murine wild-type DMPK and toxic human nuclear DMPK that represents a severe DM1 phenotype with more than 1,000 CTG repeats.

These characteristics have enabled us to evaluate the ability of DYNE-101 to reduce toxic human nuclear DMPK RNA. This hTfR1/DMSXL mouse model is illustrated below:

Overview of hTfR1/DMSXL DM1 mouse model

In hemizygous hTfR1/DMSXL mice, which carry one copy of the human DMPK gene, we conducted fractionation studies in which we observed direct evidence that toxic human DMPK RNA is trapped in the nucleus as shown in the figure below.

Toxic Human DMPK is Trapped in Nuclei in hTfR1/DMSXL Hemizygous Model

Note: Fractions from gastrocnemius of vehicle-treated hTfR1/DMSXL hemizygous model. Data are mean ±SD; n=2

As shown in the figure below, we also observed that DYNE-101 acted within the nucleus to degrade toxic human DMPK RNA.

DYNE-101 Achieved Robust Toxic Human DMPK Knockdown in Nuclei of hTfR1/DMSXL Hemizygous Model

Note: hTfR1/DMSXL hemizygous model. Single IV 10 mg/kg dose on d0, samples from gastrocnemius analyzed d28; Data are mean ±SD; n = 2

Homozygous hTfR1/DMSXL mice carry two copies of the human DMPK gene yielding higher DMPK expression compared with hemizygous DMSXL mice and have a DM1 splicing phenotype. In hTfR1/DMSXL homozygous mice, DYNE-101 delivered sustained knockdown of toxic human DMPK RNA (49 percent) and foci area (49 percent) in heart tissue leading to splicing correction at four weeks. Similar results were observed in skeletal muscle, with DYNE-101 demonstrating toxic human DMPK RNA knockdown of 40 percent in the diaphragm, 49 percent in the tibialis anterior, and 44 percent in the gastrocnemius, along with correction of splicing in each muscle at four weeks. Separately, in a third-party study of a naked ASO conducted in a DMSXL mouse model, after 44 days and significantly more and higher doses of the naked ASO, the naked ASO achieved toxic human nuclear DMPK knockdown at levels comparable to what we observed in our studies of the hTfR1/DMSXL mouse model.

DYNE-101 Demonstrated Toxic DMPK KD, Foci Reduction and Splicing Correction in Heart of hTfR1/DMSXL Homozygous Model

Note: hTfR1/DMSXL homozygous model. 2 x 10 mg/kg on d0 and d7, analyzed d28. Composite splicing index includes changes in Ldb3 exon (E) 11, Mbnl2 E6, and Nfix E7. Data are mean ± SD, n = 6 - 7.; * p <0.05; **** p < 0.0001

DYNE-101 Demonstrated Toxic DMPK KD and Splicing Correction in Skeletal Muscles of hTfR1/DMSXL Homozygous Model

Note: hTfR1/DMSXL homozygous model. 2 x 10 mg/kg on d0 and d7, analyzed d28. Composite splicing indices include Bin1 E11, Insr E11, Ldb3 E11, Mbnl2 E6, Nfix E7, and Ttn E313 mis-splicing measured by qRT-PCR. Data are means ± SD; n = 4–7; **** p < 0.0001 by t-test.

We also evaluated DYNE-101 in non-human primates. Currently there are no known DM1 disease models in non-human primates. As a result, any therapeutic candidate that reduces DMPK RNA expression in non-human primates is a result of targeting cytoplasmic wild-type DMPK RNA and not reflective of disease modification, which would require targeting toxic DMPK RNA in the nucleus. Consequently, we utilize non-human primate studies to evaluate muscle delivery, pharmacokinetics and tolerability of our FORCE platform. We have observed up to 60% wild-type DMPK RNA knockdown in NHPs at one month after a single dose of DYNE-101. In addition, in a 13-week GLP toxicology study in NHPs, DYNE-101 was well tolerated. No dose limiting toxicity was observed up to a maximally feasible dose. No changes in cardiac, respiratory, neurologic or ophthalmic endpoints were observed; no effect on kidney or liver function; no effect on coagulation; and no-observed-adverse-effect level (NOAEL) was identified at the highest dose tested based on conclusions of a third-party contract research organization, or CRO.

Next steps

Based on our preclinical results, we plan to submit regulatory filings in multiple countries for DYNE-101 in the second quarter of 2022, including potentially the FDA, European Medicines Agency, or EMA, The Medicines and Healthcare Products Regulatory Agency, or MHRA, and subject to clearance from such regulatory authorities, expect to begin dosing patients in a global placebo-controlled MAD clinical trial evaluating safety, key disease markers and muscle function in adult patients with DM1 in mid-2022.

Duchenne muscular dystrophy (DMD)

Overview

We are developing program candidates under our DMD program to address the genetic basis of DMD by delivering a PMO to muscle tissue to promote the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a more complete, functional dystrophin protein and to potentially stop or reverse disease progression. We believe that PMOs, with their preferential targeting of nuclear mechanisms, are the best payload to address nuclear exon skipping. In in vitro and in vivo preclinical studies, our PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We are seeking to build a global DMD franchise by initially focusing on the development of our product candidate DYNE-251 for patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exon 53, 45 and 44. The FDA has placed on clinical hold our IND application to initiate a clinical trial of DYNE-251 in patients with DMD amenable to skipping exon 51 and has requested additional clinical and non-clinical information for DYNE-251. We expect to submit our response to the FDA in the second quarter of 2022 with data from existing and ongoing studies and, if satisfactory to the FDA, plan to begin dosing patients in a Phase 1/2 global MAD clinical trial of DYNE-251 in mid-2022.

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

DMD symptoms typically begin to manifest with weakness and progressive loss of muscle function beginning in the first few years of life. Young boys experience progressive muscle wasting and have difficulty standing up, climbing stairs, running, breathing and performing daily functions. As the disease progresses the severity of damage to skeletal and cardiac muscles results in patients experiencing total loss of ambulation in the pre-teenage or early teenage years. Progressive loss of upper extremity function is often observed in the mid-to-late teens followed by respiratory and/or cardiac failure, resulting in death before the age of 30. The below graphic highlights the mechanism of exon skipping and resulting dystrophin expression in healthy individuals and in DMD patients and how our DMD program is designed to address the genetic basis of DMD.

Targeting the Genetic Basis of DMD

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

Overview of DMD exons amenable to skipping

Exon 51
Exon 53
Exon 45
Exon 44
Exon 51 – 13%
Exon 53 – 8%
Exon 45 – 8%
Exon 44 – 6%
Exon 50 – 4%
Exon 52 – 4%
Exon 43 – 4%
Exon 55 – 2%
Exon 8 – 2%
Other exon skips – ~30%
May not be amenable to exon skipping – ~20%

Current approaches and limitations

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are four FDA-approved naked PMO-based oligonucleotide therapies, each addressing a specific mutation: EXONDYS 51 (eteplirsen), which is approved for the treatment of DMD patients amenable to Exon 51 skipping, VYONDYS 53 (golodirsen), which is approved for the treatment of DMD patients amenable to Exon 53 skipping, VILTEPSO (vitolarsen), which is approved for the treatment of DMD patients amenable to Exon 53 skipping and AMONDYS 45 (casimersen), which is approved for the treatment of DMD patients amenable to EXON 45 skipping. However, each of the drugs requires weekly intravenous infusions. Eteplirsen, golodirsen and casimersen have demonstrated a less than 1% mean increase in dystrophin in clinical trials and vitolarsen has demonstrated an approximately 3% increase in dystrophin in clinical trials. The FDA-approved labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In Europe, the European Medicines Agency has rejected an application for approval of eteplirsen citing insufficient evidence of clinical benefit. In addition, a fourth drug, TRANSLARNA (ataluren), has only been conditionally approved in the European Union, Iceland and South Korea for non-sense mutations in DMD in ambulatory patients aged five years and older. Each of these approved products seeks to address DMD through the exon skipping approach we are pursuing, but we believe their limited efficacy is due to poor muscle uptake and biodistribution. There are a number of product candidates in development, including product candidates in late-stage clinical development, which seek to address DMD through the exon skipping approach we are pursuing, including naked oligonucleotides, targeted oligonucleotides and PMOs conjugated to charged peptides, as well as product candidates that seek to address DMD through gene editing and gene replacement with viral gene therapies and with other approaches. We believe that each of these approaches currently have significant limitations, and that there continues to be a high unmet medical need for new disease-modifying therapies.

Our approach

Our DMD program is designed to address the genetic basis of DMD by promoting the skipping of specific DMD exons in the nucleus, allowing muscle cells to create more complete, functional dystrophin protein. Under our DMD program, we are developing program candidates that incorporate our proprietary Fab targeting TfR1 conjugated to a PMO designed to promote the skipping of specific DMD exons in the nucleus. Existing clinical data generated by others supports the benefits of utilizing a single stranded ASO or PMO to skip the faulty exon in the nucleus of DMD patient cells. We believe our Fab targeting TfR1 allows for more efficient delivery of a PMO to skeletal, cardiac and smooth muscle cells, creating an opportunity to increase dystrophin expression, enable less frequent dosing and provide greater clinical benefit compared to current therapeutic approaches. We plan to develop our program candidates for DMD with a PMO, initially for Exon 51 and in the future for other exon mutations including Exons 53, 45 and 44.

Preclinical data

We have conducted multiple in vitro and in vivo preclinical studies of our FORCE platform in DMD that have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We believe these data support the potential for DYNE-251 to be a disease-modifying therapy for patients with DMD amenable to skipping Exon 51.

In studies in the mdx mouse DMD model, a validated and widely accepted mouse model in DMD which has a mutation in Exon 23, we observed that single intravenous doses of an Exon 23-targeting PMO conjugated to a Fab targeting TfR1 which we refer to as FORCE-M23D, achieved robust, durable exon skipping in cardiac and skeletal muscles after a single dose. We observed at four weeks after a single dose of 30 mg/kg (also shown in figure below):

•
90% of wild-type dystrophin restoration by Western Blot with approximately 80% dystrophin-positive fibers in the diaphragm
•
77% of wild-type dystrophin restoration by Western Blot with approximately 80% dystrophin-positive fibers in the heart

•
51% of wild-type dystrophin restoration by Western Blot with approximately 68% dystrophin-positive fibers in the quadriceps

FORCE Achieved Robust and Durable Dystrophin Expression and Sarcolemma Localization in mdx Mouse Muscle

Note: Single IV 30 mg/kg dose of FORCE-M23D in mdx mouse model on day 0; analysis on week 4 for all muscles. N= 3 - 5 per cohort.

As shown in the figure below, in these studies we observed dystrophin membrane localization last up to 12 weeks in the quadriceps after a single dose, with FORCE treatment demonstrating approximately 68% to 83% of positive fibers between weeks four and eight. Additionally, in the mdx model, we observed that treatment with FORCE resulted in enhanced functional benefit in multiple standardized assessments and a reduction in serum creatinine kinase, a biomarker of muscle damage.

FORCE Achieved Durable Dystrophin Localization to Sarcolemma in Quadriceps

Because NHPs are not a DMD disease model, dystrophin expression cannot be measured but exon skipping and safety and tolerability can be evaluated. We observed robust Exon 51 skipping in cardiac and skeletal muscles in NHPs after five weekly 30 mg/kg doses of DYNE-251, measured eight weeks post initial dose. As shown in the figure below, Exon 51 skipping was 43 percent in the heart, 52 percent in the diaphragm, and 18 percent in the quadriceps.

DYNE-251 Achieved Robust Exon Skipping in NHP Skeletal and Cardiac Muscles

Note: Data are means ± SD. N = 3 - 5 per cohort.

We also evaluated the safety and tolerability of DYNE-251 in a GLP toxicology study. We observed a favorable safety profile with no dose limiting toxicity after an aggressive five weekly dosing schedule where we dosed up to the maximally feasible highest dose. No changes in cardiac, respiratory, neurologic, or ophthalmic parameters were observed; no effects on kidney or liver function or coagulation, and therefore, NOAEL was identified at the highest dose tested in the study, based on conclusions of a third-party CRO.

Next steps

We are seeking to build a global DMD franchise by initially focusing on the development of DYNE-251 in patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exons 53, 45 and 44.

In December 2021, we submitted an IND to the FDA for DYNE-251. The FDA placed on clinical hold our IND application to initiate a clinical trial of DYNE-251 in patients with DMD amenable to skipping exon 51 and requested additional clinical and non-clinical information for DYNE-251. We expect to submit our response to the FDA in the second quarter of 2022 with data from existing and ongoing studies, and if satisfactory to the FDA, plan to begin dosing patients in a Phase 1/2 global MAD clinical trial of DYNE-251 in mid-2022. In the trial, we plan to enroll male participants, age 4 to 16 years of age, who are either ambulant or non-ambulant, with endpoints including dystrophin by Western Blot, measures of muscle function, safety, and tolerability.

Facioscapulohumeral Dystrophy (FSHD)

Overview

We are developing our product candidate, DYNE-301 to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. We exclusively licensed from the University of Mons, or UMONS, intellectual property covering multiple ASOs that have been shown to potently target DUX4 in preclinical studies. DYNE-301, consists of our proprietary Fab conjugated with our linker to an ASO that is designed to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. We generated proof-of-concept data showing that DYNE-301 reduced expression of key DUX4 biomarkers in FSHD patient myotubes, a type of muscle cell. We anticipate submitting an IND for DYNE-301 in the second half of 2022.

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

Our approach

We generated proof-of-concept data showing that DYNE-301 reduced expression of key DUX4 biomarkers in FSHD patient myotubes.

As shown in the figure below, we evaluated DYNE-301 (FORCE-FM10), and naked FM10 in an immortalized FSHD patient cell line. Three well-known DUX4 transcriptome markers MBD3L2, TRIM43, and ZSCAN4 were tracked and a significant increase in expression was observed in these markers once cells were differentiated to myotubes. DYNE-301 was subsequently evaluated in vitro and showed potent suppression of these DUX4 transcriptome markers with IC50 in the low nanomolar range and also demonstrated superior reduction of these same markers compared to naked (unconjugated) PMO.

DYNE-301 Highly Potent and Suppressed Expression of Key DUX4 Biomarkers in FSHD Patient Myotubes

Next steps

We anticipate submitting an IND for DYNE-301 in the second half of 2022.

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

Manufacturing

We do not own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations, or CMOs, and suppliers for our Fab antibody, linker and oligonucleotide payloads that comprise our program candidates and the conjugation of these components. We plan to use third-party CMOs to support our IND-enabling studies and to fully supply our clinical trials and commercial activities but may also seek to eventually establish our own manufacturing facility for long-term commercial supply. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates, as well as multiple CMOs who could assemble the antibody, linker and payload that comprise our program candidates.

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

As of December 31, 2021, we owned 60 patent application families related to our business, comprised of 39 U.S. provisional patent applications, two issued U.S. patents, 15 pending U.S. non-provisional patent applications, 23 pending Patent Cooperation Treaty, or PCT, patent applications, and 85 pending foreign patent applications in Australia, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa, and we exclusively licensed one patent family, comprised of two issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.

Our owned and licensed patent estate covers various aspects of our programs and technology, including our FORCE platform, proprietary antibodies, oligonucleotide conjugates, methods of treatment and aspects of manufacturing. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2039 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

FORCE platform

With regard to our FORCE platform, as of December 31, 2021, we owned seven pending PCT patent applications, four pending U.S. provisional patent applications, three pending U.S. non-provisional patent applications, and fifteen pending foreign patent applications in Australia, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to various aspects of our FORCE platform including proprietary antibodies, oligonucleotide conjugates, methods of manufacture and methods of treatment. Any patents issued from these applications are expected to expire from 2039 to 2042; however, patent term extension may be available.

DM1 program

With regard to our DM1 program, as of December 31, 2021, we owned four pending PCT patent applications, four pending U.S. provisional patent applications, two pending U.S. non-provisional patent applications, and twelve pending foreign patent applications in Australia, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DM1. Any patents issued from these applications are expected to expire from 2039 to 2042; however, patent term extension may be available.

DMD programs (Exons 51, 53, 44, 45, and other)

With regard to our DMD programs, as of December 31, 2021, we owned two pending PCT patent applications, twelve pending U.S. provisional patent applications, one issued U.S. patent, two pending U.S. non-provisional patent applications, and twelve pending foreign patent applications in Australia, China, Canada, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DMD. The one issued U.S. patent is expected to expire in 2039 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039, 2041 and 2042; however, patent term extension may be available.

FSHD program

With regard to our FSHD Program, as of December 31, 2021, we owned two pending PCT patent applications, four pending U.S. provisional patent applications, one issued U.S. patent, two pending U.S. non-provisional patent applications, and twelve pending foreign patent applications in Australia, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of FSHD. The one issued U.S. patent is expected to expire in 2039 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039, 2041 and 2042; however, patent term extension may be available. We also in-license a patent family from UMONS comprised of two issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland,

Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden. The issued patents expire in 2031; however, a patent term extension may be available.

Discovery programs

With regard to our discovery programs, as of December 31, 2021, we owned five pending PCT patent applications, six pending U.S. provisional patent applications, one pending US non-provisional patent application, and one European patent application. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of a variety of additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. Any patents issued from these applications are expected to expire in 2039, 2041 and 2042; however, patent term extension may be available.

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

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist currently being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO in preclinical development by Pepgen, Inc.; NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.; and antisense oligonucleotides and siRNA candidates by Triplet Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide currently being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada Therapeutics, Inc. with endosomal escape vehicle technology which targets dystrophin production, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is in preclinical development; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping which is in preclinical development. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, Inc., AOC FSHD, an antibody oligonucleotide conjugate in preclinical development by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc., creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc., NeuBase Therapeutics, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices, or GLP regulations and other applicable requirements;

•
completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
design of a clinical protocol and submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
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

There is no obligation for a sponsor to make its drug products available for expanded access. Drug and biologic companies must, however, make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast-track product, or regenerative medicine advanced therapy.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption.

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

Submission and filing of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission of the BLA has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the sponsor, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible, will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

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

Fast-track, breakthrough therapy, priority review and regenerative medicine advanced therapy designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast-track designation, breakthrough therapy designation, priority review designation and regenerative medicine advanced therapy, or RMAT, designation. These designations are not mutually exclusive, and a product candidate may qualify for one or more of these programs. While these programs are intended to expedite product development and approval, they do not alter the standards for FDA approval.

Specifically, the FDA may designate a product for fast-track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast-track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast-track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast-track application does not begin until the last section of the application is submitted. In addition, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for uses not described in the drug’s labeling, known as off-label uses, in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic.

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

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under legislation passed in 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

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

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA.

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

An application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the

FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Regulation and procedures governing approval of medicinal products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical trial approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products, such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payers, including private insurers.

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

Employees and human capital

As of February 28, 2022, we had 95 full-time employees, including a total of 27 employees with M.D. or Ph.D. degrees. Of these full-time employees, 72 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Our corporate information

We were incorporated under the laws of the state of Delaware on December 1, 2017 under the name Dyne Therapeutics, Inc. Our principal executive offices are located at 1560 Trapelo Road, Waltham, Massachusetts 02451 and our telephone number is (781) 786-8230.

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

Since inception, we have incurred significant operating losses. Our net losses were $59.4 million for the year ended December 31, 2020 and $149.3 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $228.5 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical development, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our product candidates are in varying stages of preclinical development, we have not advanced any product candidate into clinical trials and we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Our product candidates have not advanced into clinical trials. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of any product candidate we may develop or when, or if, we will be able to generate revenues or achieve profitability.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $376.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Our future capital requirements will depend on many factors, including:

•
the identification of additional research programs and product candidates;
•
the scope, progress, timing, costs and results of preclinical and clinical development for any product candidates we may develop;
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

We commenced operations in 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research activities and filing and prosecuting patent applications. Our product candidates are in varying stages of preclinical development, and their risk of failure is high. We have not yet demonstrated our ability to obtain regulatory clearance to initiate clinical trials, conduct or complete any clinical trials, obtain marketing approvals, manufacture product for clinical trials or on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of

December 31, 2021, we had federal NOL carryforwards of $188.7 million and state NOL carryforwards of $188.0 million.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change income or taxes. We completed a Section 382 study of transactions in our stock through January 25, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitation on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and the American Rescue Plan Act of 2021, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks related to discovery and development

We are early in our development efforts. Our product candidates are in varying stages of preclinical development, and we have not advanced any product candidate into clinical trials. As a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our platform and our lead programs. Our product candidates are in varying stages of preclinical development. We have not advanced any product candidates to clinical trials and may never do so. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the U.S. Food and Drug Administration, or FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. For example, the FDA has placed the IND application for our planned Phase 1/2 clinical trial of DYNE-251 on clinical hold and requested that we submit additional clinical and non-clinical information for DYNE-251. We plan to submit a response to the FDA with the data from existing and ongoing studies. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial, including with respect to DYNE-251, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in any jurisdiction where we seek to commercialize such product candidates, such as the FDA and the European Medicines Agency, or EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of product candidates we may develop will depend on many factors, including the following

•
timely and successful completion of preclinical studies;
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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a product candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin. For example, the FDA has placed on clinical hold our IND application to initiate a clinical trial of our product candidate DYNE-251 for patients with DMD amenable to skipping exon 51 and requested additional clinical and non-clinical information for DYNE-251. We expect to submit our response to the FDA in the second quarter of 2022 with data from existing and ongoing studies and, if satisfactory to the FDA, plan to begin dosing patients in a Phase 1/2 global multiple ascending dose clinical trial of DYNE-251 in mid-2022. However, if we are delayed in submitting such response or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of DYNE-251.

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

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to any product candidates, we may need to conduct additional studies or trials to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize any product candidates we may develop and may harm our business, financial condition, results of operations and prospects.

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

The success of our business depends upon our ability to identify, develop and commercialize products based on our proprietary FORCE platform. Our therapeutics are constructed from three components: a proprietary Fab, a clinically validated linker and an oligonucleotide payload that we attach to our Fab using the linker. The Fab is engineered to bind to TfR1 to enable targeted delivery of nucleic acids and other molecules to skeletal, cardiac and smooth muscle.

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

In addition, we have not advanced any product candidates for clinical development or successfully developed any product candidate and our ability to identify and develop product candidates may never materialize. The process by which we identify and develop product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

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

We are in the early stage of research in the development of our platform, programs and product candidates, and have not advanced any product candidates into clinical trials. As a result, our belief in the capabilities of our platform is based on early research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

We currently depend on a small number of third-party suppliers for the manufacture of our Fab, the linker and oligonucleotide payloads. The loss of these or future third-party suppliers, or their inability provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of our Fab, linker and oligonucleotide payloads. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates that we evaluate in preclinical studies and clinical trials, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

Our product candidates consist of a proprietary Fab conjugated with a linker to an oligonucleotide. Our Fab is manufactured by starting with cells which are stored in a cell bank. If we lose multiple cell banks, our manufacturing will be adversely impacted by the need to replace the cell banks.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist currently being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO in preclinical development by Pepgen, Inc.; NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.; and antisense oligonucleotides and siRNA candidates by Triplet Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide currently being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada Therapeutics, Inc. with endosomal escape vehicle technology which targets dystrophin production, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is in preclinical development; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping which is in preclinical development. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, Inc., AOC FSHD, an antibody oligonucleotide conjugate in preclinical development by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc., creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc., NeuBase Therapeutics, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage and we currently do not own or exclusively license any issued patents in any jurisdiction other than two issued U.S. patents which we own and two issued U.S. patents and one issued European patent which we exclusively license. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have filed trademark applications with the USPTO for our corporate name, logos and tagline and have filed trademark applications in foreign jurisdictions. Our current and future trademark applications in the United States and other foreign jurisdictions may not be allowed or may be subsequently opposed. Once filed and registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework, including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union for any product candidates we may develop, which could significantly and materially harm our business.

Fast-track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of any product candidates we may develop.

If any product candidate we may develop is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA fast-track designation. However, a fast-track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive fast-track designation for any product candidates we may develop, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast-track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Any product candidate for which we obtain marketing approval, if ever, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. Similar restrictions apply to the approval of products in the European Union.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, as defined by such law, other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to drug pricing and payments to physicians and other healthcare providers or marketing expenditures and state and local laws that require the registration of sales representatives.

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

Legislative and regulatory changes may increase the difficulty and cost for us and any future collaborators to obtain reimbursement for our product candidates, if and when approved.

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

In addition, other legislative changes have been adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. In January 2013, the

American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous executive and legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, which was signed by President Trump on December 22, 2017, Congress effectively repealed the “individual mandate” by reducing the applicable penalty to zero dollars. The modification of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when approved.

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but a number of states have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products, if any, is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

As of December 31, 2021, we had 93 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

The future progression of the pandemic and its effects on our business and operations are uncertain. We and our CMOs and CROs have experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face disruptions that affect our ability to initiate and complete preclinical studies, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing. We and our CROs and CMOs may face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites.

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

Risks related to ownership of our common stock and our status as a public company

We do not know whether an active trading market will be sustained for our common stock and, as a result, it may be difficult for our stockholders to sell their shares of our common stock.

Our common stock began trading on the Nasdaq Global Select Market on September 17, 2020. Prior to September 17, 2020, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price of our common stock, or at all.

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
•
adverse regulatory decisions, including failure to receive clearance to initiate clinical trials or obtain marketing approvals for any product candidates we may develop;
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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 39.0% of our common stock as of February 28, 2022. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of February 28, 2022, we had 51,637,101 shares of common stock outstanding.

All of our outstanding shares of common stock are available for sale in the public market, subject to applicable securities laws.

Moreover, holders of a substantial number of shares of our common stock and shares of our common stock issuable upon exercise of outstanding options have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements on Form S-8 to register all of the shares of common stock that we are able to issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $ 100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business or financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely).

In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, COVID relief provisions were included in the Consolidated Appropriations Act 2021, or CAA, which was enacted on December 27, 2020 and the American Rescue Plan Act of 2021, or ARPA, was enacted on March 11, 2021. Each of these laws contains numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years.

Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act, the CAA and the ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic or otherwise, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act, the CARES Act, the CAA or the ARPA.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities are located at 1560 Trapelo Road, Waltham, Massachusetts, where we lease and occupy approximately 68,000 square feet of office and laboratory space. The current term of our lease expires in March 2030, with an option to extend the lease for two successive five-year terms. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Holders

As of February 28, 2022, we had 29 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Use of Proceeds

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

As of December 31, 2021, we have used approximately $153.9 million of the net proceeds from the IPO for the continued research and development of our programs, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 6. [Reserved]

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

Overview

We are building a leading muscle disease company dedicated to advancing innovative life-transforming therapeutics for people living with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our lead programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified product candidates for each of our lead programs that are in varying stages of preclinical development.

We expect to submit regulatory filings in multiple countries for our DM1 product candidate, DYNE-101, in the second quarter of 2022 and, subject to clearance by regulatory authorities, we plan to begin dosing patients in a global multiple ascending dose, or MAD, clinical trial of DYNE-101 in mid-2022. The FDA has placed on clinical hold our investigational new drug, or IND, application to initiate a clinical trial of our product candidate DYNE-251 for patients with DMD amenable to skipping exon 51 and requested additional clinical and non-clinical information for DYNE-251. We expect to submit our response to the FDA in the second quarter of 2022 with data from existing and ongoing studies and, if satisfactory to the FDA, plan to begin dosing patients in a Phase 1/2 global MAD clinical trial of DYNE-251 in mid-2022. We also anticipate submitting an IND for our FSHD product candidate, DYNE-301, in the second half of 2022.

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities and borrowings under a loan and security agreement, or our loan agreement, with a commercial bank. On September 21, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 14,089,314 shares of our common stock, including 1,837,736 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $246.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On January 25, 2021, we completed a follow-on public offering pursuant to which we issued and sold 6,000,000 shares of our common stock. We received net proceeds of $157.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the years ended December 31, 2020 and 2021, we reported net losses of $59.4 million and $149.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $228.5 million.

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

Impact of COVID-19 on our business

The worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption to supply chains and may adversely impact economies worldwide, both of which could adversely affect our business and operations.

To date, we have not experienced material business disruptions, including with our vendors, or impairments of any of our assets as a result of the pandemic. We continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners regarding workplace policies, practices and procedures. We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

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

Our direct external research and development expenses consist of costs that include fees, reimbursed materials and other costs paid to consultants, contractors, CMOs and CROs in connection with our development, manufacturing and clinical activities. We do not allocate our research and development costs to specific programs or product candidates because costs are deployed across multiple programs and product candidates as well as our platform and, as such, are not separately classified.

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

Other income (expense), net

Other expense consists of realized losses on sales of marketable securities.

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $188.7 million and $188.0 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards $3.6 million and $1.6 million which begin to expire in 2039 and 2033, respectively.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$121,308	$45,200	$76,108
General and administrative	28,717	13,447	15,270
Total operating expenses	150,025	58,647	91,378
Loss from operations	(150,025)	(58,647)	(91,378)
Other income (expense):
Interest income	742	56	686
Interest expense	—	(396)	396
Change in success fee obligation	—	(450)	450
Other income (expense), net	(8)	—	(8)
Total other expense, net	734	(790)	1,524
Net loss	$(149,291)	$(59,437)	$(89,854)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Personnel-related	$16,206	$7,056	$9,150
Stock-based compensation expense	7,328	2,699	4,629
Laboratory supplies and research materials	2,894	2,718	176
External manufacturing and research	84,201	29,108	55,093
Professional and consulting fees	3,445	1,202	2,243
Facility-related and other	7,234	2,417	4,817
Total research and development expenses	$121,308	$45,200	$76,108

The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel, their research efforts and increased rent expense related to our new facility lease. The increase in external manufacturing and research costs and professional and consulting fees was primarily due to the development of our manufacturing process, increased research activity, and the advancement of our programs and product candidates, including conducting IND-enabling studies.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Personnel-related	$7,333	$3,153	$4,180
Stock-based compensation expense	10,214	3,892	6,322
Professional and consulting fees	7,351	4,466	2,885
Facility-related and other	3,819	1,936	1,883
Total general and administrative expenses	$28,717	$13,447	$15,270

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. Professional and consulting fees increased primarily due to accounting, audit and legal services as well as costs associated with ongoing business activities and the costs of operating as a public company. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel and increased rent expense related to our new facility lease.

Interest income

Interest income for the years ended December 31, 2021 and 2020 was $0.7 million and $0.1 million, respectively, due to interest earned on invested cash balances.

Interest expense

Interest expense for the year ended December 31, 2020 was $0.4 million due to interest incurred on outstanding borrowings under our loan agreement. We did not incur any interest expense in the year ended December 31, 2021.

Change in success fee obligation

The fair value of the success fee obligation included in our loan agreement increased during the year ended December 31, 2020 by $0.5 million. The obligation was settled in September 2020 and no longer requires recognition.

Other (expense) income, net

Other expense for the year ended December 31, 2021 was less than $0.1 million due to realized losses on the sale of marketable securities. We did not incur any realized losses in the year ended December 31, 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, borrowings under our loan agreement and, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering. As of December 31, 2021 we had cash, cash equivalents and marketable securities of $376.6 million.

In November 2021, we filed a universal shelf registration on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. To date, we have not made any sales under our at-the-market offering program.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(119,563)	$(46,508)
Net cash used in investing activities	(137,892)	(45,661)
Net cash provided by financing activities	157,821	380,690
Net increase (decrease) in cash and cash equivalents	$(99,634)	$288,521

Operating activities

During the year ended December 31, 2021, operating activities used $119.6 million of cash, due to our net loss of $149.3 million, partially offset by non-cash charges of $20.4 million and net cash provided by changes in our operating assets and liabilities of $9.3 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $13.7 million increase in accounts payable and other liabilities, partially offset by a $2.9 million increase in prepayments made for lessor-owned lease assets, and a $1.5 million increase in prepaid expenses and other current assets. During the year ended December 31, 2020, operating activities used $46.5 million of cash, due to our net loss of $59.4 million, partially offset by non-cash charges of $7.8 million and net cash provided by changes in our operating assets and liabilities of $5.1 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $8.6 million increase in accounts payable and other liabilities, partially offset by a $3.5 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, increased manufacturing activities, the advancement of our research programs and product candidates, including the initiation and advancement of IND-enabling studies and the timing of vendor invoices and payments.

Investing activities

During the year ended December 31, 2021, net cash used in investing activities was $137.9 million due to the purchases of marketable securities of $236.7 million and purchases of property and equipment of $3.6 million, partially offset by maturities of marketable securities of $98.0 million and sales of marketable securities of $4.4 million. During the year ended December 31, 2020, net cash used in investing activities was $45.7 million due primarily to the purchases of marketable securities of $44.5 million and purchases of property and equipment of $1.2 million.

Financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $157.8 million, consisting of $157.2 million in aggregate net proceeds from our follow-on offering completed in January 2021 and $0.6 million in proceeds received from stock option exercises.

During the year ended December 31, 2020, net cash provided by financing activities was $380.7 million, consisting of $246.4 million in aggregate net proceeds from our IPO in September 2020, $134.8 million in net proceeds from issuance of Preferred Stock, and an offset of $0.5 million in the settlement of our success fee obligation.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We expect that our liquidity will be sufficient to enable us to submit INDs in each of our DM1, DMD and FSHD programs and achieve proof-of-concept data readouts in multiple programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual and other obligations

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

We have also entered into a license agreement with the University of Mons under which we are obligated to make specified milestone and royalty payments. The payment obligations under this agreement are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For additional information about our license agreement with the University of Mons and amounts that could become payable in the future under that agreement, see Item 1. “Business—Intellectual Property—License Agreement with the University of Mons” in this Annual Report.

On December 4, 2020, we entered into a lease agreement for office and laboratory space, which was amended in January 2021, March 2021, and June 2021. The lease has a term of 8.5 years that commenced when we gained access to the office and laboratory space in September 2021. Our obligation for the payment of the base rent begins in April 2022 and will be $0.4 million per month, increasing up to $0.5 million per month during the term of the lease. We have two options to extend the term of the lease, each for a period of an additional five years.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to accrued research and development expenses and stock-based compensation. As we advance our product candidates into clinical development, we expect research and development expenses and, in particular, our accounting for accrued research and development expenses to be an increasingly important critical accounting policy. There have been no significant changes in estimates for accrued research and development expenses and stock-based compensation for the year ended December 31, 2021.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our service providers and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•
vendors in connection with preclinical development activities;
•
CROs and investigative sites in connection with research activities; and
•
CMOs in connection with the production of research materials.

We measure the expense recognized based on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage preclinical and clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the achievement of specified milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

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

Recently issued accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements that were adopted in 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Vice President, Accounting & Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Vice President, Accounting & Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3

Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K, File No. 001-39509, filed March 4, 2021).

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

10.9#

Form of Indemnification Agreement between the registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.10†

License Agreement, dated as of April 27, 2020, by and between the registrant and the University of Mons (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.11#

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

10.18#	Executive Severance and Change in Control Benefits Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, File No. 333-248414, filed August 25, 2020).

10.19

Lease, by and between Dyne Therapeutics, Inc. and BP3-BOS1 1560 Trapelo Road LLC, dated as of December 4, 2020, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509 filed August 5, 2021).

10.20#

Offer letter, dated as of December 17, 2020, by and between the registrant and Wildon Farwell (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K, File No. 001-39509 filed March 4, 2021).

10.21#

Severance agreement between Dyne Therapeutics, Inc. and Romesh Subramanian dated as of June 2, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509, filed August 5, 2021).

10.23

Open Market Sale AgreementSM, dated as of November 4, 2021, by and between the registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3, File No. 333-260755, filed November 4, 2021).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: March 10, 2022	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua Brumm	President, Chief Executive Officer and Director (principal executive officer)	March 10, 2022
Joshua Brumm

/s/ Richard Scalzo	Vice President of Accounting and Administration and Treasurer (principal financial and accounting officer)	March 10, 2022
Richard Scalzo

/s/ Jason Rhodes	Director and Chairman of the Board	March 10, 2022
Jason Rhodes

/s/ Ed Hurwitz	Director	March 10, 2022
Ed Hurwitz

/s/ Carlo Incerti, M.D.	Director	March 10, 2022
Carlo Incerti, M.D.

/s/ Dirk Kersten	Director	March 10, 2022
Dirk Kersten

/s/ Lawrence Klein, Ph.D.	Director	March 10, 2022
Lawrence Klein, Ph.D.

/s/ David Lubner	Director	March 10, 2022
David Lubner

/s/ Catherine Stehman-Breen, M.D.	Director	March 10, 2022
Catherine Stehman-Breen, M.D.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of Dyne Therapeutics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dyne Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 10, 2022

We have served as the Company’s auditor since 2020.

Dyne Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$200,825	$300,852
Marketable securities	175,746	44,462
Prepaid expenses and other current assets	5,821	3,773
Total current assets	382,392	349,087
Property and equipment, net	4,678	1,946
Right-of-use assets	36,282	—
Restricted cash and other assets	2,311	2,301
Total assets	$425,663	$353,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,031	$3,440
Accrued expenses and other current liabilities	20,799	7,527
Lease liabilities	3,893	—
Total current liabilities	28,723	10,967
Lease liabilities, net of current portion	28,743	—
Total liabilities	57,466	10,967
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020, respectively; 51,607,522 and 45,446,903 shares issued and 51,569,381 and 45,076,574 shares outstanding at December 31, 2021 and 2020, respectively	6	5
Additional paid-in capital	596,934	421,572
Accumulated other comprehensive loss	(269)	(27)
Accumulated deficit	(228,474)	(79,183)
Total stockholders’ equity	368,197	342,367
Total liabilities and stockholders’ equity	$425,663	$353,334

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Operating expenses:
Research and development	$121,308	$45,200
General and administrative	28,717	13,447
Total operating expenses	150,025	58,647
Loss from operations	(150,025)	(58,647)
Other (expense) income:
Interest income	742	56
Interest expense	—	(396)
Change in success fee obligation	—	(450)
Other income (expense), net	(8)	—
Total other (expense) income, net	734	(790)
Net loss	$(149,291)	$(59,437)
Net loss per share, basic and diluted	$(2.93)	$(4.13)
Weighted average common shares outstanding, basic and diluted	50,895,044	14,395,955
Comprehensive loss:
Net loss	$(149,291)	$(59,437)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	(242)	(27)
Comprehensive loss	$(149,533)	$(59,464)

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2020	32,500,000	$27,429	2,586,535	$1	$6,352	$—	$(19,746)	$14,036
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $0.1 million	19,500,000	19,467	—	—	—	—	—	19,467
Issuance of Series B convertible preferred stock, net of issuance costs of $0.4 million	41,159,724	115,319	—	—	—	—	—	115,319
Conversion of convertible preferred stock into common stock upon initial public offering	(93,159,724)	(162,215)	28,086,375	3	162,212	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $2.6 million	—	—	14,089,314	1	246,387	—	—	246,388
Exercise of stock options	—	—	32,197	—	30	—	—	30
Stock-based compensation	—	—	—	—	6,591	—	—	6,591
Vesting of restricted shares	—	—	282,153	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	(59,437)	(59,437)
Balance at December 31, 2020	—	—	45,076,574	5	421,572	(27)	(79,183)	342,367
Issuance of common stock upon follow-on public offering, net of issuance costs of $0.7 million	—	—	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	—	—	147,499	—	584	—	—	584
Stock-based compensation	—	—	—	—	17,542	—	—	17,542
Vesting of restricted shares	—	—	251,808	—	—	—	—	—
Vesting of restricted stock units	—	—	93,500	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	(149,291)	(149,291)
Balance at December 31, 2021	—	$—	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(149,291)	$(59,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,542	6,591
Depreciation and amortization expense	1,088	700
Amortization of debt discount	—	64
Amortization (accretion) of premium (discount) on marketable securities	2,580	12
Loss on sale of marketable securities	8	—
Non-cash lease expense	(746)	—
Changes in success fee obligation	—	450
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,506)	(3,455)
Right-of-use assets	(2,940)	—
Accounts payable and other liabilities	13,702	8,567
Net cash used in operating activities	(119,563)	(46,508)
Cash flows from investing activities:
Purchases of property and equipment	(3,618)	(1,161)
Purchases of marketable securities	(236,721)	(44,500)
Maturities of marketable securities	98,010	—
Sales of marketable securities	4,437	—
Net cash used in investing activities	(137,892)	(45,661)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	246,388
Proceeds from follow-on public offering of common stock, net of issuance costs	157,237	—
Settlement of success fee obligation	—	(450)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	134,786
Proceeds from issuance of debt, net of issuance costs	—	9,936
Repayment of debt	—	(10,000)
Proceeds from exercise of stock options	584	30
Net cash provided by financing activities	157,821	380,690
Net increase (decrease) in cash, cash equivalents and restricted cash	(99,634)	288,521
Cash, cash equivalents and restricted cash, beginning of year	303,153	14,632
Cash, cash equivalents and restricted cash, end of year	$203,519	$303,153
Supplemental cash flow information:
Cash paid for interest and taxes	$—	$328
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment in accounts payable	$202	$—
Right-of-use assets acquired under operating leases	$34,228	$—
Conversion of convertible preferred stock to common stock	$—	$162,215

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Dyne Therapeutics, Inc. (the “Company”) is building a leading muscle disease company focused on advancing innovative life-transforming therapeutics for people living with genetically driven diseases. The Company was incorporated in Delaware on December 1, 2017 and has a principal place of business in Waltham, Massachusetts.

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the operations of the Company and the Company’s wholly-owned subsidiary, Dyne Therapeutics Securities Corporation. Intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company believes the depository institutions in which the cash and cash equivalents are held are of high-credit quality. The Company maintains its cash equivalents in money market funds that invest in U.S. treasury securities and highly liquid investments maturing within 90 days from the date of purchase. The Company’s marketable securities as of December 31, 2021 consisted of commercial paper, certificates of deposit, corporate debt securities and U.S. treasury securities. The Company has adopted an investment policy that limits the amounts the Company may invest in the securities of any single issuer with the exclusion of the U.S. government. The Company has not experienced any credit losses.

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

Cash and cash equivalents

Cash includes cash in readily available checking accounts and cash equivalents include money market funds that invest in U.S. treasury securities and all highly liquid investments maturing within 90 days from the date of purchase.

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.7 million and $2.3 million at 2021 and 2020, respectively. These amounts are classified as restricted cash on the Company’s consolidated balance sheets.

Marketable securities

The Company’s marketable securities consist of commercial paper, certificates of deposit, U.S. treasury notes and corporate debt securities and are classified as available-for-sale and are reported at fair value. Unrealized losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Leases

Effective January 1, 2021, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective approach transition method as of the date of adoption. Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances presented in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use assets and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material lease each reporting period.

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

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, manufacturing expenses and external costs of vendors engaged to conduct clinical and preclinical development activities as well as the cost of licensing technology.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

Stock-based compensation

The Company accounts for stock option awards at fair value and measures fair value using the Black-Scholes option-pricing model as of the grant date. For restricted stock unit awards, the fair value is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards. For stock option awards with performance based vesting conditions and performance-based restricted stock unit awards, the fair value is calculated consistent with the above. The timing of expense recognition is based upon management’s estimation of the probability of the performance condition being achieved. Upon determination of the performance condition being deemed probable of achievement, expense is recognized over the remaining service period for performance-based awards. Forfeitures are recognized as they occur for all awards.

Success fee obligation

The Company’s loan and security agreement (the “Loan Agreement”) entered into in 2020 required the Company to pay a success fee of $0.5 million upon the occurrence of a specified liquidity event, as described in the Loan Agreement, which included the Company’s IPO. The liability was initially deemed immaterial upon entering into the Loan Agreement and was subsequently remeasured to fair value at each reporting date. Following the completion of the IPO, the success fee of $0.5 million was paid in September 2020 and no longer requires recognition.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

Recently adopted accounting pronouncements

Prior to January 1, 2021, the Company accounted for leases under ASC 840, Leases (“ASC 840”). The Company recorded monthly rent expense on a straight-line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent.

Effective January 1, 2021, the Company adopted ASC 842, using the modified retrospective approach transition method as of the date of adoption. Under this method, financial statements for reporting periods after adoption are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840. Upon adoption, the Company recognized lease liabilities totaling $0.8 million and right-of-use assets totaling $0.7 million.

3. Cash, Cash Equivalents and Restricted Cash

Cash includes cash in readily available checking accounts and cash equivalents include money market funds that invest in U.S. treasury securities and all highly liquid investments maturing within 90 days from the date of purchase.

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.7 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$200,825	$300,852
Short term restricted cash included in other current assets	383	—
Restricted cash	2,311	2,301
Total	$203,519	$303,153

4. Fair Value Measurements

The following tables set forth by security type, marketable securities for the periods presented:

	As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	12,635	—	—	12,635
Corporate debt securities	138,207	3	(249)	137,961
Certificates of deposit	4,490	—	—	4,490
U.S. treasury notes	20,683	—	(23)	20,660
Total	$176,015	$3	$(272)	$175,746

	As of December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	6,412	—	—	6,412
Certificates of deposit	1,504	—	—	1,504
Corporate debt securities	36,573	—	(27)	36,546
Total	$44,489	$—	$(27)	$44,462

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$95,565	$—	$—	$95,565
Corporate debt securities	—	1,844	—	1,844
Marketable securities
Commercial paper	12,635	—	—	12,635
Corporate debt securities	—	137,961	—	137,961
Certificates of deposit	—	4,490	—	4,490
U.S. treasury notes	20,660	—	—	20,660
Total	$128,860	$144,295	$—	$273,155

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$155,017	—	—	$155,017
Commercial paper	2,999	—	—	2,999
Certificates of deposit	—	5,309	—	5,309
Marketable securities
Commercial paper	6,412	—	—	6,412
Certificates of deposit	—	1,504	—	1,504
Corporate debt securities	—	36,546	—	36,546
Total	$164,428	$43,359	$—	$207,787

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company’s marketable securities for the periods presented:

(in thousands)	December 31,
2021
Maturing in one year or less	$140,919
Maturing after one year through two years	34,827
Maturing after two years	—
Total	$175,746

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2021	2020
Laboratory equipment	$3,930	$2,744
Office and computer equipment	1,271	78
Leasehold improvements	—	14
Construction in process	1,460	105
Property and equipment—at cost	6,661	2,941
Less accumulated depreciation and amortization	(1,983)	(995)
Property and equipment—net	$4,678	$1,946

Depreciation expense totaled $1.1 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Payroll and benefits	$5,097	$2,105
Consulting services	694	263
Legal services	184	325
Research and development	14,762	4,782
Facility costs	62	52
Total	$20,799	$7,527

7. Debt Financing

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

8. Convertible Preferred Stock

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

2020 Stock incentive plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Plan (together with the 2018 Plan the “Plans”), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan automatically increases on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2021, 2,272,345 shares were added to the shares reserved for issuance under the 2020 Plan in the first of these annual increases. On January 1, 2022, 2,580,376 shares were added to the shares reserved for issuance under the 2020 Plan in the second of these annual increases.

As of December 31, 2021, 3,149,180 shares remained available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. As of December 31, 2021, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2021	2020
Expected volatility	74%	75%
Risk-free interest rate	0.82% — 1.34%	0.31% — 1.67%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

The following table summarizes the option activity:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	6,421,589	$6.97	9.5	$90,112
Granted	2,240,816	15.84
Exercised	(147,499)	3.96
Canceled	(547,156)	9.44
Outstanding December 31, 2021	7,967,750	$9.35	8.7	$36,946
Options exercisable— December 31, 2021	1,872,885	$6.13	8.7	$13,227
Options vested or expected to vest— December 31, 2021	7,967,750	$9.35	8.2	$36,946

The intrinsic value of options exercised for the years ended December 31, 2021 and 2020 totaled $1.9 million and $0.2 million, respectively. The weighted-average grant date fair value of the options granted during the years ended December 31, 2021 and 2020 was $10.23 per share and $4.50 per share, respectively. As of December 31, 2021 there was $30.2 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.5 years. In December 2021, the Company recognized compensation cost of $1.8 million related to stock options with performance-based vesting conditions for which performance was deemed probable.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in either four equal annual installments or sixteen equal quarterly installments provided that the employee remains employed with the Company. The Company also grants RSUs with performance conditions that vest upon the achievement of specified milestones. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the year ended December 31, 2021 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2021	403,355	$23.60
Granted	793,629	14.76
Vested	(93,500)	23.69
Forfeited	(46,500)	23.35
Issued and unvested as of December 31, 2021	1,056,984	$16.99

The weighted average grant date fair value of RSUs granted during the year ended December 31, 2020 was $23.60. As of December 31, 2021, there was $14.6 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.4 years. In December 2021, the Company recognized compensation cost of $0.5 million related to RSUs with performance-based vesting conditions for which performance was deemed probable.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The grant date fair value of these shares was immaterial. The following table summarizes the Company’s restricted common stock award activity for the year ended December 31, 2021:

Number of Restricted Shares
Issued and unvested as of January 1, 2021	370,329
Vested	(251,808)
Forfeited	(80,380)
Issued and unvested as of December 31, 2021	38,141

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
(in thousands)	2021	2020
Research and development	$7,328	$2,699
General and administrative	10,214	3,892
Total	$17,542	$6,591

10. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal income tax expense at statutory rate	21%	21%
State taxes—net of federal benefit	5	5
Change in fair value of preferred stock tranche obligations	—	—
Permanent differences and other	(1)	—
Federal & state R&D credits	2	1
Increase in valuation allowance	(27)	(27)
Effective income tax rate	0%	0%

Significant components of the Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Stock-based compensation	$2,333	$1,349
Net operating loss carryforwards	51,500	18,858
Credit carryforwards	4,799	1,155
Fixed assets	705	—
Accrued expenses	5,205	580
Lease liability	8,916	—
Total deferred tax assets	73,458	21,942
Valuation allowance	(63,546)	(21,899)
Total net deferred tax assets	9,912	43
Deferred tax liabilities:
Fixed assets	—	(43)
Right of use asset	(9,912)	—
Total deferred tax liability	(9,912)	(43)
Total deferred tax assets (liabilities)	$—	$—

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $188.7 million and $188.0 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2021, the Company also had federal and state research and development tax credit carryforwards $3.6 million and $1.6 million, respectively, which begin to expire in 2039 and 2033, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company completed a Section 382 study of transactions in its stock through January 25, 2021 and concluded that it had experienced ownership changes since inception that it believes under Section 382 and 383 of the Code will result in limitations on its ability to use certain pre-change NOLs and credits. In addition, the Company may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of its stock, some of which are beyond the Company's control. As a result, the amount of the NOLs and tax credit carryforwards presented in these consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increase in net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2021	2020
Valuation allowance at the beginning of year	$21,899	$5,607
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	41,647	16,292
Valuation allowance at the end of year	$63,546	$21,899

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2021 and 2020.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2018 to the present.

11. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Net loss	$(149,291)	$(59,437)
Denominator:
Weighted-average common shares outstanding—basic and diluted	50,895,044	14,395,955
Net loss per share—basic and diluted	$(2.93)	$(4.13)

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	7,967,750	6,421,589
Unvested restricted common stock	38,141	370,329
Unvested restricted stock units	1,056,984	403,355
Total	9,062,875	7,195,273

12. Leases

In May 2019, the Company entered into a sublease agreement for laboratory and office space in Waltham, Massachusetts. The term of the sublease commenced on July 1, 2019 and expired on December 31, 2021.

In December 2020, the Company entered into a lease agreement, (the “Lease”), pursuant to which the Company leases 68,187 square feet of office and laboratory space located in Waltham, Massachusetts (the “Premises”). The Lease has a term of eight years and six months and the Company gained access to the Premises in September 2021. The Company’s obligation for the payment of base rent for the Premises begins in April 2022, and will be $0.4 million per month, increasing up to $0.5 million during the term of the Lease. The Company has two options to extend the term of the Lease, each for a period of an additional five years.

Rent expense for the years ended December 31, 2021 and 2020 totaled $2.1 million and $0.8 million, respectively.

Summary of lease costs

The Company did not have any finance leases as of December 31, 2021.

The components of lease cost under ASC 842 for the leases were as follows:

Year Ended December 31,
(in thousands)	2021
Operating lease cost	$2,126
Short term lease cost	—
Variable lease cost	573
Total lease cost	$2,699

Supplemental disclosure of cash flow information under ASC 842 for the leases were as follows:

Year Ended December 31,
(in thousands)	2021
Operating cash payments for operating leases	$800

The weighted-average remaining lease term and discount rate for the leases were as follows:

(in thousands)	As of December 31, 2021
Weighted-average remaining lease term - operating leases	8.25 years
Weighted-average discount rate - operating leases	5.80%

Future minimum lease payments under the non-cancelable operating leases consisted of the following as of December 31, 2021:

Year Ending December 31,	(in thousands)
2022	$4,008
2023	4,706
2024	4,847
2025	4,993
2026	5,143
Thereafter	17,787
Total future minimum lease payments	41,484
Less: imputed interest	(8,848)
Present value of lease liabilities	$32,636

Included in the condensed consolidated balance sheet (in thousands)	December 31, 2021
Lease liability	$3,893
Lease liability, net of current portion	28,743
Total lease liability	$32,636

Future minimum lease payments under non-cancelable operating leases under ASC 840 consisted of the following as of December 31, 2020:

Year Ending December 31,	(in thousands)
2021	$800
2022	3,452
2023	4,706
2024	4,847
2025	4,993
Thereafter	22,930
Total	$41,728

13. Commitments and Contingencies

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