Form 10-Q
period 2022-03-31
Dyne Therapeutics, Inc.
filed 2022-05-02
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 51,653,523 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Quarterly Report, particularly in Item 1A. “Risk Factors” in this Quarterly Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$147,965	$200,825
Marketable securities	175,185	175,746
Prepaid expenses and other current assets	21,300	5,821
Total current assets	344,450	382,392
Property and equipment, net	5,619	4,678
Right-of-use assets	35,380	36,282
Restricted cash and other assets	2,313	2,311
Total assets	$387,762	$425,663
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,188	4,031
Accrued expenses and other current liabilities	13,338	20,799
Lease liabilities	4,711	3,893
Total current liabilities	23,237	28,723
Lease liabilities, net of current portion	28,066	28,743
Total liabilities	51,303	57,466
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 51,667,060 and 51,607,522 shares issued and 51,649,423 and 51,569,381 shares outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	601,440	596,934
Accumulated other comprehensive loss	(930)	(269)
Accumulated deficit	(264,057)	(228,474)
Total stockholders’ equity	336,459	368,197
Total liabilities and stockholders’ equity	$387,762	$425,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$28,236	$18,625
General and administrative	7,547	6,509
Total operating expenses	35,783	25,134
Loss from operations	(35,783)	(25,134)
Other (expense) income:
Interest income	230	166
Other income (expense), net	(30)	—
Total other (expense) income, net	200	166
Net loss	$(35,583)	$(24,968)
Net loss per share—basic and diluted	$(0.69)	$(0.50)
Weighted-average common shares outstanding used in net loss per share—basic and diluted	51,601,444	49,472,497
Comprehensive loss:
Net loss	$(35,583)	$(24,968)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	(661)	(41)
Comprehensive loss	$(36,244)	$(25,009)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Exercise of stock options	9,583	—	18	—	—	18
Stock-based compensation	—	—	4,488	—	—	4,488
Vesting of restricted shares	20,504	—	—	—	—	—
Vesting of restricted stock units	49,955	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(35,583)	(35,583)
Balance at March 31, 2022	51,649,423	$6	$601,440	$(930)	$(264,057)	$336,459

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2021	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367
Issuance of common stock upon follow-on public offering, net of issuance costs of $0.7 million	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	11,163	—	13	—	—	13
Stock-based compensation	—	—	3,652	—	—	3,652
Vesting of restricted shares	70,539	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(24,968)	(24,968)
Balance at March 31, 2021	51,158,276	$6	$582,473	$(68)	$(104,151)	$478,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,583)	$(24,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,488	3,652
Depreciation and amortization expense	425	238
Non-cash lease expense	1,041	(7)
Amortization of premium on marketable securities	605	492
Loss on sale of marketable securities	30	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,477)	331
Accounts payable and other liabilities	(6,268)	1,869
Net cash used in operating activities	(50,739)	(18,393)
Cash flows from investing activities:
Purchases of property and equipment	(1,401)	(9)
Purchases of marketable securities	(55,327)	(132,186)
Maturities of marketable securities	52,077	3,820
Sales of marketable securities	2,515	—
Net cash used in investing activities	(2,136)	(128,375)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of issuance costs	—	157,237
Proceeds from exercise of stock options	18	13
Net cash provided by financing activities	18	157,250
Net increase (decrease) in cash and cash equivalents	(52,857)	10,482
Cash, cash equivalents and restricted cash, beginning of period	203,519	303,153
Cash, cash equivalents and restricted cash, end of period	$150,662	$313,635
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$167	$59

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of preferred stock and common stock, including its initial public offering ("IPO") completed in September 2020 and the follow-on offering completed in January 2021. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed consolidated financial statements.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Options to purchase common stock	7,948,671	6,771,426
Unvested restricted common stock	17,637	299,790
Unvested restricted stock units	1,025,908	489,255
Total	8,992,216	7,560,471

3. Cash, Cash Equivalents and Restricted Cash

Cash includes cash in readily available checking accounts and cash equivalents include money market funds that invest in U.S. treasury securities and all highly liquid investments maturing within 90 days from the date of purchase.

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.7 million and $2.7 million at March 31, 2022 and December 31, 2021, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$147,965	$200,825
Short term restricted cash included in other current assets	384	383
Restricted cash	2,313	2,311
Total	$150,662	$203,519

4. Fair Value Measurements

The following tables set forth by security type, marketable securities for the periods presented:

	As of March 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$21,742	$—	$—	$21,742
Certificates of deposit	8,842	—	—	8,842
Corporate debt securities	127,937	4	(856)	127,085
US treasury notes	17,594	—	(78)	17,516
Total	$176,115	$4	$(934)	$175,185

	As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$12,635	$—	$—	$12,635
Corporate debt securities	138,207	3	(249)	137,961
Certificates of deposit	4,490	—	—	4,490
U.S. treasury notes	20,683	—	(23)	20,660
Total	$176,015	$3	$(272)	$175,746

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$42,078	$—	$—	$42,078
Corporate debt securities	—	1,088	—	1,088
Marketable securities
Commercial paper	21,742	—	—	21,742
Certificates of deposit	—	8,842	—	8,842
Corporate debt securities	—	127,085	—	127,085
US treasury notes	17,516	—	—	17,516
Total	$81,336	$137,015	$—	$218,351

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$95,565	$—	$—	$95,565
Corporate debt securities	—	1,844	—	1,844
Marketable securities
Commercial paper	12,635	—	—	12,635
Corporate debt securities	—	137,961	—	137,961
Certificates of deposit	—	4,490	—	4,490
U.S. treasury notes	20,660	—	—	20,660
Total	$128,860	$144,295	$—	$273,155

The fair value of money market funds, commercial paper and U.S. treasury notes were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Certificates of deposit and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company’s marketable securities at March 31, 2022:

(in thousands)	March 31, 2022
Maturing in one year or less	$150,149
Maturing after one year through two years	25,036
Maturing after two years	—
Total	$175,185

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Laboratory equipment	$4,648	$3,930
Office and computer equipment	1,692	1,271
Construction in process	1,687	1,460
Property and equipment—at cost	8,027	6,661
Less accumulated depreciation and amortization	(2,408)	(1,983)
Property and equipment—net	$5,619	$4,678

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Payroll and benefits	$1,398	$5,097
Consulting services	412	694
Legal services	455	184
Research and development	11,073	14,762
Facility costs	—	62
Total	$13,338	$20,799

7. Stock-Based Compensation

2020 Stock Incentive Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan, (the "2020 Plan"), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Stock Incentive Plan.

As of March 31, 2022, 5,720,173 shares remained available for future issuance under the 2020 Plan.

Stock option valuation

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Three Months Ended March 31,
	2022	2021
Expected volatility	73%	74%
Risk-free interest rate	1.47% — 2.44%	0.88% — 1.13%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	7,967,750	$9.35	8.7	$36,946
Granted	173,293	8.85
Exercised	(9,583)	1.93
Canceled	(182,789)	11.12
Outstanding as of March 31, 2022	7,948,671	$9.30	8.5	$26,071
Options exercisable as of March 31, 2022	2,301,146	$6.67	8.1	$11,253
Options vested or expected to vest as of March 31, 2022	7,948,671	$9.30	8.5	$26,071

The intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 totaled $0.1 million and $0.4 million, respectively. The weighted-average grant date fair value of the options granted during the three months ended March 31, 2022 and 2021 was $5.75 and $11.44 per share, respectively. As of March 31, 2022 there was $27.4 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.4 years. During the three months ended March 31, 2022, the Company recognized compensation cost of $0.3 million related to stock options with performance-based vesting conditions for which performance was deemed probable. The Company did not recognize any compensation cost for stock options with performance-based vesting conditions during the three months ended March 31, 2021.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company. The Company also grants RSUs with performance-based vesting conditions for which performance was not deemed probable at March 31, 2022. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the three months ended March 31, 2022 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2022	1,056,984	$16.99
Granted	41,900	8.91
Vested	(49,955)	15.05
Forfeited	(23,021)	17.67
Issued and unvested as of March 31, 2022	1,025,908	$16.74

As of March 31, 2022, there was $13.4 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.1 years. During the three months ended March 31, 2022, the Company recognized compensation cost of $0.1 million related to RSUs with performance-based vesting conditions for which performance was deemed probable. The Company did not recognize any compensation cost for RSUs with performance-based vesting conditions during the three months ended March 31, 2021.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The grant date fair value of these shares was immaterial. The following table summarizes the Company’s restricted common stock award activity for the three months ended March 31, 2022:

Number of Restricted Shares
Issued and unvested as of January 1, 2022	38,141
Vested	(20,504)
Forfeited	—
Issued and unvested as of March 31, 2022	17,637

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$2,034	$1,571
General and administrative	2,454	2,081
Total	$4,488	$3,652

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited condensed consolidated financial statements and related notes for the year ended December 31, 2021, including in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 10, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, included information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities and borrowings under a loan and security agreement, or our loan agreement, with a commercial bank. On September 21, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 14,089,314 shares of our common stock, including 1,837,736 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $246.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On January 25, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 6,000,000 shares of our common stock. We received net proceeds of $157.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three months ended March 31, 2022 and 2021, we reported net losses of $35.6 million and $25.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $264.1 million.

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

Interest income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to decrease during 2022 due to our decreased cash resources.

Other income (expense), net

Other expense consists of realized losses on sales of marketable securities.

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$28,236	$18,625	$9,611
General and administrative	7,547	6,509	1,038
Total operating expenses	35,783	25,134	10,649
Loss from operations	(35,783)	(25,134)	(10,649)
Other income (expense):
Interest income	230	166	64
Other income (expense), net	(30)	—	(30)
Total other income (expense), net	200	166	64
Net loss	$(35,583)	$(24,968)	$(10,585)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Personnel-related	$5,903	$2,845	$3,058
Stock-based compensation expense	2,034	1,571	463
Laboratory supplies and research materials	977	663	314
External manufacturing and research	15,401	12,036	3,365
Professional and consulting fees	1,063	457	606
Facility-related and other	2,858	1,053	1,805
Total research and development expenses	$28,236	$18,625	$9,611

The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel, their research efforts and increased rent expense related to our facility lease that commenced in September 2021. The increase in external manufacturing and research costs and professional and consulting fees was primarily due to the development of our manufacturing process, increased research activity, and the advancement of our programs and product candidates, including conducting IND-enabling studies.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Personnel-related	$2,357	$1,372	$985
Stock-based compensation expense	2,454	2,082	372
Professional and consulting fees	1,759	1,996	(237)
Facility-related and other	977	1,059	(82)
Total general and administrative expenses	$7,547	$6,509	$1,038

The increase in personnel-related costs and stock-based compensation expense was primarily the result of an increase in headcount in our general and administrative function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel and increased rent expense related to our facility lease that commenced in September 2021. The decrease in professional and consulting fees was primarily due to business activities related to the follow-on public offering in the three months ended March 31, 2021.

Interest income

Interest income for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.2 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other expense for the three months ended March 31, 2022 was less than $0.1 million due to realized losses on the sale of marketable securities. We did not incur any realized losses in the three months ended March 31, 2021.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, borrowings under our loan agreement and, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering. As of March 31, 2022 we had cash, cash equivalents and marketable securities of $323.2 million.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(50,739)	$(18,393)
Net cash used in investing activities	(2,136)	(128,375)
Net cash provided by financing activities	18	157,250
Net increase (decrease) in cash, cash equivalents and restricted cash	$(52,857)	$10,482

Operating activities

During the three months ended March 31, 2022, operating activities used $50.7 million of cash, due to our net loss of $35.6 million and net cash used by changes in our operating assets and liabilities of $21.7 million, partially offset by non-cash charges of $6.6 million. Net cash used by changes in our operating assets and liabilities consisted of a $15.5 million increase in prepaid expenses and other current assets and a $6.3 million decrease in accounts payable and other liabilities. During the three months ended March 31, 2021, operating activities used $18.4 million of cash, due to our net loss of $25.0 million, partially offset by non-cash charges of $4.4 million and net cash provided by changes in our operating assets and liabilities of $2.2 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.9 million increase in accounts payable and other liabilities and a $0.3 million decrease in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, increased manufacturing activities, the advancement of our research programs and product candidates, including the initiation and advancement of IND-enabling studies and the timing of vendor invoices and payments.

Investing activities

During the three months ended March 31, 2022, net cash used in investing activities was $2.1 million due to the purchase of marketable securities of $55.3 million and purchases of property and equipment of $1.4 million, partially offset by maturities of marketable securities of $52.1 million and sales of marketable securities of $2.5 million. During the three months ended March 31, 2021, net cash used in investing activities was $128.4 million due to the purchase of marketable securities of $132.2 million, partially offset by maturities of marketable securities of $3.8 million.

Financing activities

During the three months ended March 31, 2022, net cash provided by financing activities was less than $0.1 million, consisting of less than $0.1 million in proceeds received from stock option exercises.

During the three months ended March 31, 2021, net cash provided by financing activities was $157.3 million, consisting primarily of $157.2 million in aggregate net proceeds from our follow-on offering completed in January 2021.

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

There have been no significant changes to our critical accounting policies or estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 10, 2022.

Recently Issued and Adopted Accounting Pronouncements

There were no recently issued accounting pronouncements that are expected to materially impact our financial statements as of March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Vice President of Accounting and Administration, Treasurer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $25.0 million for the three months ended March 31, 2021 and $35.6 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $264.1 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical development, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $323.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist currently being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc. or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO being evaluated in a Phase 1 clinical trial in healthy volunteers by Pepgen, Inc.; NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.; and antisense oligonucleotides and siRNA candidates by Triplet Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide currently being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada Therapeutics, Inc. with endosomal escape vehicle technology which targets dystrophin production, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is currently being evaluated in a Phase 1 clinical trial in healthy volunteers; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping which is in preclinical development. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage and we currently do not own or exclusively license any issued patents in any jurisdiction other than four issued U.S. patents which we own and two issued U.S. patents and one issued European patent which we exclusively license. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans' access to health care and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation (EU) 2016/679, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018; and continues to have effect in amended form in the United Kingdom by operation of the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA and United Kingdom by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny for transfers of personal data from clinical trial sites located in the EEA and United Kingdom to the United States. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our any product candidates we develop. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union, or CEJU, invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework, in a case known colloquially as “Schrems II”. Following this decision, the Swiss Federal Data Protection and Information Commissioner, or the FDPIC, announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-U.S. data transfers. Following the decision in Schrems II, the United Kingdom government has also invalidated use of the EU-U.S. Privacy Shield as a mechanism for lawful transfers of personal data from the United Kingdom to the United States under the UK GDPR. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ — which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from the EEA, United Kingdom or Switzerland may also restrict our clinical trials activities in Europe; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

As of March 31, 2022, we had 96 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 42.3% of our common stock as of March 31, 2022. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of April 30, 2022, we had 51,653,523 shares of common stock outstanding.

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

As of March 31, 2022, we have used approximately $206.1 million of the net proceeds from the IPO for the continued research and development of our programs, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: May 2, 2022	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Richard Scalzo
Richard Scalzo
Vice President, Accounting and Administration and Treasurer
(Principal Financial and Accounting Officer)