Form 10-Q
period 2022-06-30
Dyne Therapeutics, Inc.
filed 2022-08-04
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 51,765,370 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the anticipated timing of the submission and clearance of investigational new drug applications, or INDs, and comparable foreign applications for any product candidates we may develop;
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
•
we are early in our development efforts. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed a clinical trial of any product candidate. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$135,980	$200,825
Marketable securities	155,858	175,746
Prepaid expenses and other current assets	6,096	5,821
Total current assets	297,934	382,392
Property and equipment, net	5,483	4,678
Right-of-use assets	34,294	36,282
Restricted cash and other assets	2,315	2,311
Total assets	$340,026	$425,663
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	6,972	4,031
Accrued expenses and other current liabilities	13,161	20,799
Lease liabilities	5,489	3,893
Total current liabilities	25,622	28,723
Lease liabilities, net of current portion	27,345	28,743
Total liabilities	52,967	57,466
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 51,741,334 and 51,607,522 shares issued and 51,734,361 and 51,569,381 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	604,570	596,934
Accumulated other comprehensive loss	(1,156)	(269)
Accumulated deficit	(316,361)	(228,474)
Total stockholders’ equity	287,059	368,197
Total liabilities and stockholders’ equity	$340,026	$425,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$46,664	$23,872	$74,899	$42,496
General and administrative	6,091	6,293	13,638	12,802
Total operating expenses	52,755	30,165	88,537	55,298
Loss from operations	(52,755)	(30,165)	(88,537)	(55,298)
Other (expense) income:
Interest income	441	210	671	375
Other income (expense), net	10	—	(21)	—
Total other (expense) income, net	451	210	650	375
Net loss	$(52,304)	$(29,955)	$(87,887)	$(54,923)
Net loss per share—basic and diluted	$(1.01)	$(0.58)	$(1.70)	$(1.09)
Weighted-average common shares outstanding used in net loss per share—basic and diluted	51,679,536	51,216,254	51,640,706	50,349,193
Comprehensive loss:
Net loss	$(52,304)	$(29,955)	$(87,887)	$(54,923)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	(226)	27	(887)	(14)
Comprehensive loss	$(52,530)	$(29,928)	$(88,774)	$(54,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Exercise of stock options	9,583	—	18	—	—	18
Stock-based compensation	—	—	4,488	—	—	4,488
Vesting of restricted shares	20,504	—	—	—	—	—
Vesting of restricted stock units	49,955	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(35,583)	(35,583)
Balance at March 31, 2022	51,649,423	$6	$601,440	$(930)	$(264,057)	$336,459
Exercise of stock options	32,367	—	99	—	—	99
Stock-based compensation	—	—	3,031	—	—	3,031
Vesting of restricted shares	10,664	—	—	—	—	—
Vesting of restricted stock units	41,907	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	(52,304)	(52,304)
Balance at June 30, 2022	51,734,361	$6	$604,570	$(1,156)	$(316,361)	$287,059

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2021	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367
Issuance of common stock upon follow-on public offering, net of issuance costs of $0.7 million	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	11,163	—	13	—	—	13
Stock-based compensation	—	—	3,652	—	—	3,652
Vesting of restricted shares	70,539	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(24,968)	(24,968)
Balance at March 31, 2021	51,158,276	$6	$582,473	$(68)	$(104,151)	$478,260
Exercise of stock options	10,088	—	25	—	—	25
Stock-based compensation	—	—	4,239	—	—	4,239
Vesting of restricted shares	63,977	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	27	—	27
Net loss	—	—	—	—	(29,955)	(29,955)
Balance at June 30, 2021	51,232,341	$6	$586,737	$(41)	$(134,106)	$452,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(87,887)	$(54,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,519	7,891
Depreciation and amortization expense	885	487
Non-cash lease expense	2,183	(15)
Amortization of premium on marketable securities	1,011	1,146
Loss on sale of marketable securities	21	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(656)	(21,393)
Other assets	—	(578)
Accounts payable and other liabilities	(4,724)	2,842
Net cash used in operating activities	(81,648)	(64,543)
Cash flows from investing activities:
Purchases of property and equipment	(1,662)	(747)
Purchases of marketable securities	(89,530)	(156,562)
Maturities of marketable securities	104,740	22,500
Sales of marketable securities	2,759	—
Net cash provided by (used in) investing activities	16,307	(134,809)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of issuance costs	—	157,237
Proceeds from exercise of stock options	117	38
Net cash provided by financing activities	117	157,275
Net decrease in cash and cash equivalents	(65,224)	(42,077)
Cash, cash equivalents and restricted cash, beginning of period	203,519	303,153
Cash, cash equivalents and restricted cash, end of period	$138,295	$261,076
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$230	$383

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2022. The results for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Options to purchase common stock	8,088,441	7,160,650
Unvested restricted common stock	6,973	209,567
Unvested restricted stock units	1,017,273	548,465
Total	9,112,687	7,918,682

3. Cash, Cash Equivalents and Restricted Cash

Cash includes cash in readily available checking accounts and cash equivalents include money market funds that invest in U.S. treasury securities and all highly liquid investments maturing within 90 days from the date of purchase.

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.3 million and $2.7 million at June 30, 2022 and December 31, 2021, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$135,980	$200,825
Short term restricted cash included in other current assets	—	383
Restricted cash	2,315	2,311
Total	$138,295	$203,519

4. Fair Value Measurements

The following tables set forth by security type, marketable securities for the periods presented:

	As of June 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$20,759	$—	$—	$20,759
Certificates of deposit	12,411	—	(1)	12,410
Corporate debt securities	109,170	1	(1,057)	108,114
U.S. treasury notes	14,674	—	(99)	14,575
Total	$157,014	$1	$(1,157)	$155,858

	As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$12,635	$—	$—	$12,635
Corporate debt securities	138,207	3	(249)	137,961
Certificates of deposit	4,490	—	—	4,490
U.S. treasury notes	20,683	—	(23)	20,660
Total	$176,015	$3	$(272)	$175,746

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$8,532	$—	$—	$8,532
Corporate debt securities	—	1,280	—	1,280
Marketable securities
Commercial paper	20,759	—	—	20,759
Certificates of deposit	—	12,410	—	12,410
Corporate debt securities	—	108,114	—	108,114
U.S. treasury notes	14,575	—	—	14,575
Total	$43,866	$121,804	$—	$165,670

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$95,565	$—	$—	$95,565
Corporate debt securities	—	1,844	—	1,844
Marketable securities
Commercial paper	12,635	—	—	12,635
Corporate debt securities	—	137,961	—	137,961
Certificates of deposit	—	4,490	—	4,490
U.S. treasury notes	20,660	—	—	20,660
Total	$128,860	$144,295	$—	$273,155

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company’s marketable securities at June 30, 2022:

(in thousands)	June 30, 2022
Maturing in one year or less	$148,361
Maturing after one year through two years	7,497
Maturing after two years	—
Total	$155,858

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Laboratory equipment	$5,601	$3,930
Office and computer equipment	1,703	1,271
Construction in process	1,047	1,460
Property and equipment—at cost	8,351	6,661
Less accumulated depreciation and amortization	(2,868)	(1,983)
Property and equipment—net	$5,483	$4,678

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $0.5 million and $0.9 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2021 was $0.2 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Payroll and benefits	$2,741	$5,097
Consulting services	589	694
Legal services	350	184
Research and development	9,276	14,762
Facility costs	205	62
Total	$13,161	$20,799

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

As of June 30, 2022, 5,514,764 shares remained available for future issuance under the 2020 Plan.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The fair value is determined based upon the quoted price of the Company’s common stock. The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Six Months Ended June 30,
	2022	2021
Expected volatility	71%	74%
Risk-free interest rate	1.47% — 3.55%	0.88% — 1.17%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2022 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	7,967,750	$9.35	8.7	$36,946
Granted	490,069	7.06
Exercised	(41,950)	2.80
Canceled	(327,428)	11.74
Outstanding as of June 30, 2022	8,088,441	$9.15	8.3	$13,477
Options exercisable as of June 30, 2022	2,824,181	$7.75	8.3	$6,916
Options vested or expected to vest as of June 30, 2022	8,088,441	$9.15	8.0	$13,477

The intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 totaled $0.2 million and $0.1 million, respectively. The weighted-average grant date fair value of the options granted during the six months ended June 30, 2022 and 2021 was $4.54 and $11.78 per share, respectively. As of June 30, 2022 there was $24.9 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.3 years. During the six months ended June 30, 2022, the Company recognized compensation cost of $0.3 million related to stock options with performance-based vesting conditions for which performance was deemed probable. The performance condition for all outstanding stock options with performance-based vesting conditions was achieved in July 2022, resulting in the vesting of stock options to purchase a total of 582,441 shares. The Company did not recognize any compensation cost for stock options with performance-based vesting conditions during the six months ended June 30, 2021.

In June 2022, the Company modified a previously issued stock option award to extend the performance period of the award for the chief executive officer. This modification resulted in the reversal of $0.5 million in stock-based compensation expense for the three months ended June 30, 2022 as a result of the lower fair value of the modified award.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the six months ended June 30, 2022 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2022	1,056,984	$16.99
Granted	105,050	7.74
Vested	(91,862)	14.78
Forfeited	(52,899)	17.40
Issued and unvested as of June 30, 2022	1,017,273	$16.21

As of June 30, 2022, there was $12.2 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years. During the six months ended June 30, 2022, the Company recognized compensation cost of less than $0.1 million related to RSUs with performance-based vesting conditions for which performance was deemed probable. The performance condition for all outstanding RSUs with performance-based vesting conditions was achieved in July 2022, resulting in the vesting of 24,118 RSUs. The Company did not recognize any compensation cost for RSUs with performance-based vesting conditions during the six months ended June 30, 2021.

In June 2022, the Company modified a previously issued RSU award to extend the performance period of the award for the chief executive officer. This modification resulted in the reversal of $0.4 million in stock-based compensation expense for the three months ended June 30, 2022 as a result of the lower fair value of the modified award.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The grant date fair value of these shares was immaterial. The following table summarizes the Company’s restricted common stock award activity for the six months ended June 30, 2022:

Number of Restricted Shares
Issued and unvested as of January 1, 2022	38,141
Vested	(31,168)
Forfeited	—
Issued and unvested as of June 30, 2022	6,973

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,957	$2,149	$3,990	$3,719
General and administrative	1,074	2,090	3,529	4,172
Total	$3,031	$4,239	$7,519	$7,891

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

Overview

We are a clinical-stage muscle disease company dedicated to advancing innovative life-transforming therapeutics for people living with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our lead programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified product candidates for each of our lead programs that are in varying stages of preclinical and clinical development.

For our product candidate DYNE-101 for DM1, our clinical trial application was cleared by the New Zealand Medicines and Medical Devices Safety Authority to initiate a Phase 1/2 multiple ascending dose (MAD) clinical trial in patients with DM1. We expect to initiate dosing patients in the trial in mid-2022 and also anticipate receiving regulatory clearance in additional countries for DYNE-101. For our product candidate DYNE-251 for patients with DMD amenable to skipping exon 51, we received clearance of an investigational new drug, or IND, application by the FDA and we expect to begin dosing patients in a global MAD clinical trial evaluating DYNE-251 in mid-2022. We also anticipate submitting an IND for our FSHD product candidate, DYNE-301, in the second half of 2022.

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities. On September 21, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 14,089,314 shares of our common stock, including 1,837,736 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $246.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On January 25, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 6,000,000 shares of our common stock. We received net proceeds of $157.2 million, after deducting underwriting discounts and commissions and offering expenses.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three and six months ended June 30, 2022, we reported net losses of $52.3 million and $87.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of $316.4 million.

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
•
expenses incurred in connection with our research programs and development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs to conduct preclinical studies and clinical trials;
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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$46,664	$23,872	$22,792
General and administrative	6,091	6,293	(202)
Total operating expenses	52,755	30,165	22,590
Loss from operations	(52,755)	(30,165)	(22,590)
Other income (expense):
Interest income	441	210	231
Other income (expense), net	10	—	10
Total other income (expense), net	451	210	241
Net loss	$(52,304)	$(29,955)	$(22,349)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel-related	$5,871	$3,643	$2,228
Stock-based compensation expense	1,957	2,148	(191)
Laboratory supplies and research materials	975	654	321
External manufacturing and research	33,459	15,242	18,217
Professional and consulting fees	1,005	774	231
Facility-related and other	3,397	1,411	1,986
Total research and development expenses	$46,664	$23,872	$22,792

The increase in external manufacturing and research costs was primarily due to the development of our manufacturing process, conducting IND-enabling studies and clinical trial start-up activity. The increase in personnel-related costs was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel, their research efforts and increased rent expense related to our facility lease that commenced in September 2021. The increase in laboratory supplies and research materials and professional and consulting fees was primarily due to increased research activity and the advancement of our programs and product candidates. The decrease in stock-based compensation expense was primarily the result of the higher expense associated with the modification of equity awards granted to our former chief scientific officer in June 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel-related	$2,287	$1,586	$701
Stock-based compensation expense	1,074	2,090	(1,016)
Professional and consulting fees	1,659	1,806	(147)
Facility-related and other	1,071	811	260
Total general and administrative expenses	$6,091	$6,293	$(202)

The increase in personnel-related costs was primarily the result of an increase in headcount in our general and administrative function. The decrease in stock-based compensation expense was primarily the result of the modification in June 2022 of equity awards granted to our chief executive officer that resulted in a decrease in stock-based compensation expense. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel and increased rent expense related to our facility lease that commenced in September 2021. The decrease in professional and consulting fees was primarily due to lower legal costs.

Interest income

Interest income for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other income for the three months ended June 30, 2022 was less than $0.1 million due to realized gains on the sale of marketable securities. We did not incur any realized gains or losses on the sale of marketable securities in the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$74,899	$42,496	$32,403
General and administrative	13,638	12,802	836
Total operating expenses	88,537	55,298	33,239
Loss from operations	(88,537)	(55,298)	(33,239)
Other income (expense):
Interest income	671	375	296
Other income (expense), net	(21)	—	(21)
Total other income (expense), net	650	375	275
Net loss	$(87,887)	$(54,923)	$(32,964)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel-related	$11,774	$6,488	$5,286
Stock-based compensation expense	3,990	3,719	271
Laboratory supplies and research materials	1,952	1,317	635
External manufacturing and research	48,861	27,278	21,583
Professional and consulting fees	2,067	1,231	836
Facility-related and other	6,255	2,463	3,792
Total research and development expenses	$74,899	$42,496	$32,403

The increase in external manufacturing and research costs was primarily due to the development of our manufacturing process, conducting IND-enabling studies and clinical trial start-up activity. The increase in personnel-related costs and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel and their research efforts and increased rent expense related to our facility lease that commenced in September 2021. The increase in professional and consulting fees and laboratory supplies and research materials was primarily due to increased research activity and the advancement of our programs and product candidates.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel-related	$4,643	$2,957	$1,686
Stock-based compensation expense	3,529	4,172	(643)
Professional and consulting fees	3,418	3,803	(385)
Facility-related and other	2,048	1,870	178
Total general and administrative expenses	$13,638	$12,802	$836

The increase in personnel-related costs was primarily the result of an increase in headcount in our general and administrative function. The decrease in stock-based compensation expense was primarily the result of the modification in June 2022 of equity awards granted to our chief executive officer that resulted in a decrease in stock-based compensation expense. The decrease in professional and consulting fees was primarily due to lower legal costs. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel and increased rent expense related to our facility lease that commenced in September 2021.

Interest income

Interest income for the six months ended June 30, 2022 and 2021 was $0.7 million and less than $0.4 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other expense for the six months ended June 30, 2022 was less than $0.1 million due to realized net losses on the sale of marketable securities. We did not incur any realized gains or losses on the sale of marketable securities in the six months ended June 30, 2021.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, borrowings under our loan agreement and, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering. As of June 30, 2022 we had cash, cash equivalents and marketable securities of $291.8 million.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(81,648)	$(64,543)
Net cash provided by (used in) investing activities	16,307	(134,809)
Net cash provided by financing activities	117	157,275
Net increase (decrease) in cash, cash equivalents and restricted cash	$(65,224)	$(42,077)

Operating activities

During the six months ended June 30, 2022, operating activities used $81.6 million of cash, due to our net loss of $87.9 million and net cash used by changes in our operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $11.6 million. Net cash used by changes in our operating assets and liabilities consisted of a $0.7 million increase in prepaid expenses and other current assets and a $4.7 million decrease in accounts payable and other liabilities. During the six months ended June 30, 2021, operating activities used $64.5 million of cash, due to our net loss of $54.9 million and net cash used by changes in our operating assets and liabilities of $19.1 million, partially offset by non-cash charges of $9.5 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $21.4 million increase in prepaid expenses and other current assets and a $0.6 million increase in other assets, partially offset by a $2.8 million increase in accounts payable and other liabilities. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, increased manufacturing activities, the advancement of our research programs and product candidates, including the initiation and advancement of IND-enabling studies, clinical trial start-up activity and the timing of vendor invoices and payments.

Investing activities

During the six months ended June 30, 2022, net cash provided by investing activities was $16.3 million due to maturities of marketable securities of $104.7 million and sales of marketable securities of $2.8 million, partially offset by purchases of marketable securities of $89.5 million and purchases of property and equipment of $1.7 million. During the six months ended June 30, 2021, net cash used in investing activities was $134.8 million due to purchases of marketable securities of $156.6 million and purchases of property and equipment of $0.7 million, partially offset by maturities of marketable securities of $22.5 million.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million, consisting of proceeds received from exercises of employee stock options.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We expect that our liquidity will be sufficient to achieve proof-of-concept data readouts in multiple programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On December 4, 2020, we entered into a lease agreement for office and laboratory space, which was amended in January 2021, March 2021 and June 2021. The lease has a term of 8.5 years that commenced when we gained access to the office and laboratory space in September, 2021. Our obligation for the payment of the base rent began in April 2022 and is $0.4 million per month, increasing up to $0.5 million per month during the term of the lease. We have two options to extend the term of the lease, each for a period of an additional five years.

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

Recently Issued and Adopted Accounting Pronouncements

There were no recently issued accounting pronouncements that are expected to materially impact our financial statements as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Senior Vice President of Accounting and Administration, Treasurer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's, or "SEC," rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $54.9 million for the six months ended June 30, 2021 and $87.9 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $316.4 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our product candidates are in varying stages of preclinical and clinical development. We have not completed a clinical trial of any product candidate, and we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed a clinical trial of any product candidate. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of any product candidate we may develop or when, or if, we will be able to generate revenues or achieve profitability.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $291.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. Our product candidates are in varying stages of preclinical and clinical development, and their risk of failure is high. We have not yet demonstrated our ability to conduct or complete any clinical trials, obtain marketing approvals, manufacture product on a clinical or commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We are in the process of transitioning from a company with a primarily research focus to a company primarily focused on conducting development activities. In the future, we will need to transition to a company capable of supporting commercial activities. We may not be successful in such transitions.

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

Risks related to discovery and development

We are early in our development efforts. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. As a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have focused our efforts to date on developing our platform, identifying our lead programs and preparing for the clinical development of our product candidates. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed a clinical trial of any product candidate. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

For example, the FDA placed on clinical hold our IND application to initiate a clinical trial of DYNE-251 in patients with DMD amenable to skipping exon 51. We received a clinical hold letter from the FDA on Friday, January 14, 2022 requesting additional clinical and non-clinical information for DYNE-251, which we were required to submit before the FDA ultimately cleared the IND in July 2022.

There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union. We submitted regulatory filings in multiple other countries in the second quarter of 2022.

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
•
positive results from our planned clinical trials or future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
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

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may develop, which would materially harm our business. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates on a timely basis, if at all.

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. We have not yet completed a clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in clinical trials and could impact our ability to continue to conduct our clinical trials.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with any product candidates we may develop, we may:

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

All of our product candidates are still in varying stages of preclinical and clinical development, and our approach to treating muscle disease is unproven. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies. In addition, our product candidates may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our product candidates and programs are based on our FORCE platform, adverse developments with respect to one of our product candidates and programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other product candidates and programs.

In addition, we have not completed a clinical trial of any product candidate or successfully developed any product candidates, and our ability to identify and develop product candidates may never materialize. The process by which we identify and develop product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

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

We are in the early stage of the development of our platform, programs and product candidates, and have not completed a clinical trial of any product candidate. As a result, our belief in the capabilities of our platform is based on early research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

We have not completed a clinical trial of any product candidate. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our technologies will not cause undesirable side effects.

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

Clinical trial and product liability lawsuits against us could divert our resources, could cause us to incur substantial liabilities and could limit commercialization of our product candidates.

We will face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no product candidates that have been approved for commercial sale, the use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We have increased our insurance coverage in countries in which we plan to conduct clinical trials and will need to increase our insurance coverage if we conduct clinical trials in additional countries or of additional product candidates or if we commence commercialization of any product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Although we intend to design the clinical trials for our product candidates, CLROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
undergo changes in priorities or become financially distressed; or
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If the CROs, CLROs and other third parties do not perform preclinical studies and clinical trials in a satisfactory manner, if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, or if they breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of any product candidates we may develop may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs, CLROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc. or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO in preclinical development by Pepgen, Inc.; NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.; and antisense oligonucleotides and siRNA candidates by Triplet Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada Therapeutics, Inc. with endosomal escape vehicle technology which targets dystrophin production, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is being evaluated in a Phase 1 clinical trial in healthy volunteers; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping which is in preclinical development. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage and we currently do not own or exclusively license any issued patents in any jurisdiction other than five issued U.S. patents which we own and two issued U.S. patents and one issued European patent which we exclusively license. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants and partners, and, when we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

As of June 30, 2022, we had 108 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

While we seek to protect our information technology systems from system failure, accident and security breach, our efforts may not be successful. If such an event were to occur, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties, data subjects, regulators or others could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our vendors, collaborators and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

The future progression of the pandemic and its effects on our business and operations are uncertain. We and our CMOs and CROs have experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face disruptions that affect our ability to initiate and complete preclinical studies, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of our product candidates, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing. We and our CROs and CMOs may face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 42.8% of our common stock as of June 30, 2022. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of July 31, 2022, we had 51,765,370 shares of common stock outstanding.

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

As of June 30, 2022, we have used approximately $237.3 million of the net proceeds from the IPO for the continued research and development of our programs, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)