Form 10-Q
period 2022-09-30
Dyne Therapeutics, Inc.
filed 2022-11-03
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 52,126,892 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials;
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
•
if we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates or our technology may be adversely affected due to such competition; and
•
the COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the progress of our ongoing clinical trials or the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to supply chains and may adversely impact economies worldwide, which could negatively impact our operations.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$144,901	$200,825
Marketable securities	103,241	175,746
Prepaid expenses and other current assets	10,092	5,821
Total current assets	258,234	382,392
Property and equipment, net	5,742	4,678
Right-of-use assets	33,386	36,282
Restricted cash and other assets	2,317	2,311
Total assets	$299,679	$425,663
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	919	4,031
Accrued expenses and other current liabilities	17,826	20,799
Lease liabilities	4,576	3,893
Total current liabilities	23,321	28,723
Lease liabilities, net of current portion	26,614	28,743
Total liabilities	49,935	57,466
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 51,909,235 and 51,607,522 shares issued and 51,906,773 and 51,569,381 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	608,467	596,934
Accumulated other comprehensive loss	(983)	(269)
Accumulated deficit	(357,746)	(228,474)
Total stockholders’ equity	249,744	368,197
Total liabilities and stockholders’ equity	$299,679	$425,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$34,670	$36,510	$109,570	$79,007
General and administrative	7,609	6,256	21,247	19,058
Total operating expenses	42,279	42,766	130,817	98,065
Loss from operations	(42,279)	(42,766)	(130,817)	(98,065)
Other (expense) income:
Interest income	903	184	1,575	560
Other income (expense), net	(9)	—	(30)	—
Total other (expense) income, net	894	184	1,545	560
Net loss	$(41,385)	$(42,582)	$(129,272)	$(97,505)
Net loss per share—basic and diluted	$(0.80)	$(0.83)	$(2.50)	$(1.92)
Weighted-average common shares outstanding used in net loss per share—basic and diluted	51,795,446	51,320,940	51,692,899	50,676,668
Comprehensive loss:
Net loss	$(41,385)	$(42,582)	$(129,272)	$(97,505)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	173	7	(714)	(7)
Comprehensive loss	$(41,212)	$(42,575)	$(129,986)	$(97,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Exercise of stock options	9,583	—	18	—	—	18
Stock-based compensation	—	—	4,488	—	—	4,488
Vesting of restricted shares	20,504	—	—	—	—	—
Vesting of restricted stock units	49,955	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(35,583)	(35,583)
Balance at March 31, 2022	51,649,423	$6	$601,440	$(930)	$(264,057)	$336,459
Exercise of stock options	32,367	—	99	—	—	99
Stock-based compensation	—	—	3,031	—	—	3,031
Vesting of restricted shares	10,664	—	—	—	—	—
Vesting of restricted stock units	41,907	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	(52,304)	(52,304)
Balance at June 30, 2022	51,734,361	$6	$604,570	$(1,156)	$(316,361)	$287,059
Exercise of stock options	19,354	—	70	—	—	70
Stock-based compensation	—	—	3,827	—	—	3,827
Vesting of restricted shares	4,511	—	—	—	—	—
Vesting of restricted stock units	148,547	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(41,385)	(41,385)
Balance at September 30, 2022	51,906,773	$6	$608,467	$(983)	$(357,746)	$249,744

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2021	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367
Issuance of common stock upon follow-on public offering, net of issuance costs of $0.7 million	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	11,163	—	13	—	—	13
Stock-based compensation	—	—	3,652	—	—	3,652
Vesting of restricted shares	70,539	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(24,968)	(24,968)
Balance at March 31, 2021	51,158,276	$6	$582,473	$(68)	$(104,151)	$478,260
Exercise of stock options	10,088	—	25	—	—	25
Stock-based compensation	—	—	4,239	—	—	4,239
Vesting of restricted shares	63,977	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	27	—	27
Net loss	—	—	—	—	(29,955)	(29,955)
Balance at June 30, 2021	51,232,341	$6	$586,737	$(41)	$(134,106)	$452,596
Exercise of stock options	99,679	—	457	—	—	457
Stock-based compensation	—	—	3,638	—	—	3,638
Vesting of restricted shares	63,977	—	—	—	—	—
Vesting of restricted stock units	87,646	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	7	—	7
Net loss	—	—	—	—	(42,582)	(42,582)
Balance at September 30, 2021	51,483,643	$6	$590,832	$(34)	$(176,688)	$414,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(129,272)	$(97,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,346	11,529
Depreciation and amortization expense	1,282	747
Non-cash lease expense	1,448	(28)
Amortization of premium on marketable securities	1,248	1,843
Loss on sale of marketable securities	30	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,654)	(12,816)
Right-of-use assets	—	(2,940)
Accounts payable and other liabilities	(5,881)	7,675
Net cash used in operating activities	(124,453)	(91,495)
Cash flows from investing activities:
Purchases of property and equipment	(2,548)	(1,628)
Purchases of marketable securities	(94,712)	(208,207)
Maturities of marketable securities	162,466	72,178
Sales of marketable securities	2,759	—
Net cash provided by (used in) investing activities	67,965	(137,657)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of issuance costs	—	157,237
Proceeds from exercise of stock options	187	495
Net cash provided by financing activities	187	157,732
Net decrease in cash and cash equivalents	(56,301)	(71,420)
Cash, cash equivalents and restricted cash, beginning of period	203,519	303,153
Cash, cash equivalents and restricted cash, end of period	$147,218	$231,733
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$—	$161
Right-of-use assets acquired under operating leases	$—	$33,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business and Basis of Presentation

Dyne Therapeutics, Inc. (the “Company”) is a clinical-stage muscle disease company focused on advancing innovative life-transforming therapeutics for people living with genetically driven diseases. The Company was incorporated in Delaware on December 1, 2017 and has a principal place of business in Waltham, Massachusetts.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2022. The results for the nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Options to purchase common stock	8,352,831	7,325,672
Unvested restricted common stock	2,462	124,265
Unvested restricted stock units	937,688	558,752
Total	9,292,981	8,008,689

3. Cash, Cash Equivalents and Restricted Cash

Cash includes cash in readily available checking accounts and cash equivalents include money market funds that invest in U.S. treasury securities and all highly liquid investments maturing within 90 days from the date of purchase.

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.3 million and $2.7 million at September 30, 2022 and December 31, 2021, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$144,901	$200,825
Short term restricted cash included in other current assets	—	383
Restricted cash	2,317	2,311
Total	$147,218	$203,519

4. Fair Value Measurements

The following tables set forth by security type, marketable securities for the periods presented:

	As of September 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$8,017	$—	$—	$8,017
Certificates of deposit	5,384	—	—	5,384
Corporate debt securities	77,830	—	(900)	76,930
U.S. treasury notes	12,993	—	(83)	12,910
Total	$104,224	$—	$(983)	$103,241

	As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$12,635	$—	$—	$12,635
Corporate debt securities	138,207	3	(249)	137,961
Certificates of deposit	4,490	—	—	4,490
U.S. treasury notes	20,683	—	(23)	20,660
Total	$176,015	$3	$(272)	$175,746

The following table summarizes the scheduled maturity for the Company’s marketable securities as of September 30, 2022:

(in thousands)	September 30, 2022
Maturing in one year or less	$101,022
Maturing after one year through two years	2,219
Maturing after two years	—
Total	$103,241

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$12,003	$—	$—	$12,003
Commercial paper	6,711	—	—	6,711
Corporate debt securities	—	4,053	—	4,053
Certificates of deposit	2,195	—	—	2,195
U.S. treasury notes	6,977	—	—	6,977
Marketable securities
Commercial paper	—	8,016	—	8,016
Certificates of deposit	—	5,384	—	5,384
Corporate debt securities	—	76,930	—	76,930
U.S. treasury notes	12,910	—	—	12,910
Total	$40,796	$94,383	$—	$135,179

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$95,565	$—	$—	$95,565
Corporate debt securities	—	1,844	—	1,844
Marketable securities
Commercial paper	12,635	—	—	12,635
Corporate debt securities	—	137,961	—	137,961
Certificates of deposit	—	4,490	—	4,490
U.S. treasury notes	20,660	—	—	20,660
Total	$128,860	$144,295	$—	$273,155

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

5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Laboratory equipment	$6,228	$3,930
Office and computer equipment	1,835	1,271
Construction in process	944	1,460
Property and equipment—at cost	9,007	6,661
Less accumulated depreciation and amortization	(3,265)	(1,983)
Property and equipment—net	$5,742	$4,678

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $0.4 million and $1.3 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $0.3 million and $0.7 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Payroll and benefits	$4,428	$5,097
Consulting services	904	694
Legal services	454	184
Research and development	12,040	14,762
Facility costs	—	62
Total	$17,826	$20,799

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

As of September 30, 2022, 5,162,058 shares remained available for future issuance under the 2020 Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	71%	74%
Risk-free interest rate	1.47% — 4.11%	0.82% — 1.17%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	7,967,750	$9.35	8.7	$36,946
Granted	845,469	8.24
Exercised	(61,304)	3.07
Canceled	(399,084)	12.15
Outstanding as of September 30, 2022	8,352,831	$9.15	8.1	$42,542
Options exercisable as of September 30, 2022	3,855,012	$7.95	7.8	$24,240
Options vested or expected to vest as of September 30, 2022	8,352,831	$9.15	8.1	$42,542

The intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 totaled $0.4 million and $1.6 million, respectively. The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2022 and 2021 was $5.33 and $11.68 per share, respectively. As of September 30, 2022 there was $24.0 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.2 years. During the nine months ended September 30, 2022, the Company recognized compensation cost of $0.3 million related to stock options with performance-based vesting conditions for which performance was deemed probable. The performance condition for all outstanding stock options with performance-based vesting conditions was achieved in July 2022, resulting in the vesting of stock options to purchase a total of 582,441 shares. The Company did not recognize any compensation expense for stock options with performance-based vesting conditions during the nine months ended September 30, 2021.

In June 2022, the Company modified a previously issued stock option award to extend the performance period of the award for the chief executive officer. This modification resulted in the reversal of $0.5 million in stock-based compensation expense at the time of modification as a result of the lower fair value of the modified award.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the nine months ended September 30, 2022 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2022	1,056,984	$16.99
Granted	188,950	8.97
Vested	(240,409)	18.58
Forfeited	(67,837)	16.68
Issued and unvested as of September 30, 2022	937,688	$14.99

As of September 30, 2022, there was $11.7 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years. During the nine months ended September 30, 2022, the Company recognized compensation cost of less than $0.1 million related to RSUs with performance-based vesting conditions for which performance was deemed probable. The performance condition for all outstanding RSUs with performance-based vesting conditions was achieved in July 2022, resulting in the vesting of

24,118 RSUs. The Company did not recognize any compensation cost for RSUs with performance-based vesting conditions during the nine months ended September 30, 2021.

In June 2022, the Company modified a previously issued RSU award to extend the performance period of the award for the chief executive officer. This modification resulted in the reversal of $0.4 million in stock-based compensation expense at the time of modification as a result of the lower fair value of the modified award.

Restricted common stock

During the year ended December 31, 2018, the Company granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The grant date fair value of these shares was immaterial. The following table summarizes the Company’s restricted common stock award activity for the nine months ended September 30, 2022:

Number of Restricted Shares
Issued and unvested as of January 1, 2022	38,141
Vested	(35,679)
Forfeited	—
Issued and unvested as of September 30, 2022	2,462

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,097	$1,422	$6,087	$5,141
General and administrative	1,730	2,216	5,259	6,388
Total	$3,827	$3,638	$11,346	$11,529

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

Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified product candidates for each of our DM1, DMD and FSHD programs that are in varying stages of preclinical and clinical development.

For our product candidate DYNE-101 for DM1, in September 2022, we announced that we initiated the ACHIEVE trial, a Phase 1/2 global clinical trial. The ACHIEVE trial consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. The trial, which is designed to be registrational, is expected to enroll approximately 64 adult patients with DM1 who are 18 to 49 years of age. The primary endpoints are safety and tolerability; secondary endpoints include pharmacokinetics and pharmacodynamics, including change from baseline in splicing, as well as measures of muscle strength and function.

In the MAD portion of the ACHIEVE trial, patients will be randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts will be dosed from 1.8 mg/kg to 10.2 mg/kg (approximate ASO dose) across four cohorts. Following the placebo-controlled period, patients transition to DYNE-101 treatment in the open-label portion of the trial and in the long-term extension. Data on safety, tolerability and splicing from the MAD portion of the trial are anticipated in the second half of 2023.

For our product candidate DYNE-251 for patients with DMD amenable to skipping exon 51, in September 2022, we announced that we initiated dosing in the DELIVER trial, a Phase 1/2 global clinical trial. The DELIVER trial consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. The trial, which is designed to be registrational, is expected to enroll approximately 46 ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping therapy. The primary endpoints are safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Secondary endpoints include measures of muscle function, exon skipping and pharmacokinetics. In October 2022, the U.S. Food and Drug Administration granted Fast Track designation for DYNE-251.

In the MAD portion of the DELIVER trial, patients will be randomized to receive DYNE-251 or placebo every four weeks intravenously for 24 weeks based on a global protocol designed to incorporate feedback from multiple regulatory authorities, including on starting dose. Patient cohorts will be dosed from 0.7 mg/kg to 40 mg/kg (approximate PMO dose) in the United States. Outside the United States, patient cohorts will be dosed from 5 mg/kg to 40 mg/kg. Following the placebo-controlled period, patients transition to DYNE-251 treatment in the open-label portion of the trial and in the long-term extension. Data on safety, tolerability and dystrophin from the MAD portion of the trial are anticipated in the second half of 2023.

In September 2022, we announced that we are prioritizing our focus and resources on our clinical programs, DYNE-101 in DM1 and DYNE-251 in DMD. As a result, we announced the deferral of the Investigational New Drug, or IND, application submission for our product candidate DYNE-301 for FSHD that we had originally targeted for the second half of 2022. We plan to provide an update on our FSHD program in 2023.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three and nine months ended September 30, 2022, we reported net losses of $41.4 million and $129.3 million, respectively. As of September 30, 2022, we had an accumulated deficit of $357.7 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
advance our product candidates for DM1, DMD and FSHD and conduct research programs in additional indications;
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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and capital resources” below.

Impact of COVID-19 on our business

The worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the progress of our ongoing clinical trials or the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption to supply chains and may adversely impact economies worldwide, both of which could adversely affect our business and operations.

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
•
expenses incurred in connection with our research programs and development of our product candidates, including those incurred under agreements with third parties, such as consultants and contract research organizations, or CROs to conduct preclinical studies and clinical trials;
•
the cost of laboratory supplies and acquiring, developing and manufacturing materials for use in our research, preclinical studies and clinical trials, including those incurred under agreements with third parties, such as consultants and contract manufacturing organizations, or CMOs;
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

Our direct external research and development expenses consist of costs that include fees, reimbursed materials and other costs paid to consultants, contractors, CMOs and CROs in connection with our development, manufacturing and clinical activities. We have not allocated our direct external research and development costs to specific programs or product candidates that are not in clinical development.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect that our research and development expenses will increase substantially as we advance DYNE-101 and DYNE-251 through clinical trials and in connection with our preclinical and clinical development activities if and as we advance any other product candidates through preclinical studies and clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any product candidate is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

Interest income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to increase during 2022 due to an overall increase in interest rates in the broader capital market, which we expect will be partially offset by the impact of having a lower cash, cash equivalents and marketable securities balance on which we are earning interest.

Other income (expense), net

Other expense consists of realized losses on sales of marketable securities.

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$34,670	$36,510	$(1,840)
General and administrative	7,609	6,256	1,353
Total operating expenses	42,279	42,766	(487)
Loss from operations	(42,279)	(42,766)	487
Other income (expense):
Interest income	903	184	719
Other income (expense), net	(9)	—	(9)
Total other income (expense), net	894	184	710
Net loss	$(41,385)	$(42,582)	$1,197

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$9,148	$7,195	$1,953
DYNE-251 (DMD)	9,561	18,636	(9,075)
Unallocated research and development expenses:
Platform and external research and development	2,952	3,107	(155)
Personnel related (including stock-based compensation)	8,921	5,684	3,237
Facility related and other	4,088	1,888	2,200
Total research and development expenses	$34,670	$36,510	$(1,840)

The increase in expenses related to DYNE-101 was primarily due to increased clinical trial activity associated with the preparation for the initiation of the ACHIEVE trial, which initiated in the third quarter of 2022. The decrease in expenses related to DYNE-251 was primarily due to the timing of variable manufacturing costs incurred in the third quarter of 2021, including the purchase of raw materials to produce a sufficient clinical supply of drug product for the DELIVER trial, which initiated dosing in the third quarter of 2022.

The decrease in platform and external research and development expenses was primarily due to the prioritization of our focus and resources on our clinical programs, which resulted in lower platform related costs associated with less preclinical and research activity. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel, their research efforts and increased rent expense related to our facility lease that commenced in September 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Personnel-related	$2,432	$1,779	$653
Stock-based compensation expense	1,730	2,216	(486)
Professional and consulting fees	2,475	1,518	957
Facility-related and other	972	743	229
Total general and administrative expenses	$7,609	$6,256	$1,353

The increase in personnel-related expenses was primarily the result of an increase in headcount in our general and administrative function. The decrease in stock-based compensation expense was due to the continued vesting of historical grants and lower grant date fair values on awards granted in 2022. The increase in professional and consulting fees was primarily due to higher intellectual property related legal costs associated with our patent portfolio. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel and increased rent expense related to our facility lease that commenced in September 2021.

Interest income

Interest income for the three months ended September 30, 2022 and 2021 was $0.9 million and $0.2 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other income for the three months ended September 30, 2022 was less than $0.1 million due to realized losses on the sale of marketable securities. We did not incur any realized gains or losses on the sale of marketable securities in the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$109,570	$79,007	$30,563
General and administrative	21,247	19,058	2,189
Total operating expenses	130,817	98,065	32,752
Loss from operations	(130,817)	(98,065)	(32,752)
Other income (expense):
Interest income	1,575	560	1,015
Other income (expense), net	(30)	—	(30)
Total other income (expense), net	1,545	560	985
Net loss	$(129,272)	$(97,505)	$(31,767)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$23,466	$16,959	$6,507
DYNE-251 (DMD)	40,991	32,346	8,645
Unallocated research and development expenses:
Platform and external research and development	8,323	8,492	(169)
Personnel related (including stock-based compensation)	24,685	15,892	8,793
Facility related and other	12,105	5,318	6,787
Total research and development expenses	$109,570	$79,007	$30,563

The increase in expenses related to DYNE-101 was due to increased clinical trial activity in the nine months ended September 30, 2022 associated with the preparation for the initiation of the ACHIEVE trial, which initiated in the third quarter of 2022, and higher variable manufacturing costs in the nine months ended September 30, 2022 to produce a sufficient clinical supply of drug product for the ACHIEVE trial. The increase in expenses related to DYNE-251 was due to higher clinical trial related costs in the nine months ended September 30, 2022 for the DELIVER trial, which initiated dosing in the third quarter of 2022, and higher variable manufacturing costs in the nine months ended September 30, 2022 to produce a sufficient clinical supply of drug product for the DELIVER trial.

The decrease in platform and external research and development expenses was primarily due to the prioritization of our focus and resources on our clinical programs, which resulted in lower platform related costs associated with less preclinical and research activity. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel, their research efforts and increased rent expense related to our facility lease that commenced in September 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Personnel-related	$7,076	$4,737	$2,339
Stock-based compensation expense	5,259	6,388	(1,129)
Professional and consulting fees	5,893	5,319	574
Facility-related and other	3,019	2,614	405
Total general and administrative expenses	$21,247	$19,058	$2,189

The increase in personnel-related expenses was primarily the result of an increase in headcount in our general and administrative function. The decrease in stock-based compensation expense was primarily the result of the modification in June 2022 of equity awards granted to our chief executive officer that resulted in a decrease in stock-based compensation expense. The increase in professional and consulting fees was primarily due to higher intellectual property related legal costs associated with our patent portfolio. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel and increased rent expense related to our facility lease that commenced in September 2021.

Interest income

Interest income for the nine months ended September 30, 2022 and 2021 was $1.6 million and $0.6 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other expense for the nine months ended September 30, 2022 was less than $0.1 million due to realized net losses on the sale of marketable securities. We did not incur any realized gains or losses on the sale of marketable securities in the nine months ended September 30, 2021.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, borrowings under our loan agreement and, most recently, with proceeds from the sale of common stock in our IPO and the January 2021 offering. As of September 30, 2022 we had cash, cash equivalents and marketable securities of $248.1 million.

In November 2021, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. To date, we have not made any sales under our at-the-market offering program.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(124,453)	$(91,495)
Net cash provided by (used in) investing activities	67,965	(137,657)
Net cash provided by financing activities	187	157,732
Net increase (decrease) in cash, cash equivalents and restricted cash	$(56,301)	$(71,420)

Operating activities

During the nine months ended September 30, 2022, operating activities used $124.5 million of cash, due to our net loss of $129.3 million and net cash used by changes in our operating assets and liabilities of $10.5 million, partially offset by non-cash charges of $15.3 million. Net cash used by changes in our operating assets and liabilities consisted of a $4.7 million increase in prepaid expenses and other current assets and a $5.9 million decrease in accounts payable and other liabilities. During the nine months ended September 30, 2021, operating activities used $91.5 million of cash, due to our net loss of $97.5 million and net cash used by changes in our operating assets and liabilities of $8.1 million, partially offset by non-cash charges of $14.1 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $12.8 million increase in prepaid expenses and other current assets and a $2.9 million increase in prepayments made for lessor-owned lease assets, partially offset by a $7.7 million increase in accounts payable and other liabilities. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, increased manufacturing activities, the advancement of our research programs and product candidates, clinical trial activity and the timing of vendor invoices and payments.

Investing activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $68.0 million due to maturities of marketable securities of $162.4 million and sales of marketable securities of $2.8 million, partially offset by purchases of marketable securities of $94.7 million and purchases of property and equipment of $2.5 million. During the nine months ended September 30, 2021, net cash used in investing activities was $137.7 million due to purchases of marketable securities of $208.2 million and purchases of property and equipment of $1.6 million, partially offset by maturities of marketable securities of $72.2 million.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.2 million, consisting of proceeds received from exercises of employee stock options.

During the nine months ended September 30, 2021, net cash provided by financing activities was $157.7 million, consisting primarily of $157.2 million in aggregate net proceeds from our follow-on offering completed in January 2021.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, the development of DYNE-301 and additional research programs. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2024. We expect that our liquidity will be sufficient to achieve proof-of-concept data readouts for DYNE-101 and DYNE-251. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On December 4, 2020, we entered into a lease agreement for office and laboratory space, which we amended in January 2021, March 2021 and June 2021. The lease has a term of 8.5 years that commenced when we gained access to the office and laboratory space in September 2021. Our obligation for the payment of the base rent began in April 2022 and is $0.4 million per month, increasing to $0.5 million per month during the term of the lease. We have two options to extend the term of the lease, each for a period of an additional five years.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to accrued research and development expenses and stock-based compensation. As we advance our product candidates into and through clinical development, we expect research and development expenses and, in particular, our accounting for accrued research and development expenses to be an increasingly important critical accounting policy.

There have been no significant changes to our critical accounting policies or estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 10, 2022.

Recently Issued and Adopted Accounting Pronouncements

There were no recently issued accounting pronouncements that are expected to materially impact our financial statements as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Senior Vice President of Accounting and Administration, Treasurer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's, or "SEC," rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $97.5 million for the nine months ended September 30, 2021 and $129.3 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $357.7 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowings under a loan and security agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our product candidates for DM1, DMD and FSHD and conduct research programs in additional indications;
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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, the planned clinical development of DYNE-301 and other additional research programs, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $248.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. Our product candidates are in varying stages of preclinical and clinical development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We are early in our development efforts and have focused our efforts to date on developing our platform, identifying our programs and commencing the clinical development of our product candidates. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed a clinical trial of any product candidate. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union. We submitted regulatory filings and received subsequent clearances in multiple other countries in the second and third quarters of 2022.

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
•
effective INDs or comparable foreign applications that allow commencement of clinical trials or future clinical trials for any product candidates we may develop;
•
successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or cGCPs, current Good Laboratory Practices, or cGLPs, and any additional regulatory requirements from foreign regulatory authorities;
•
positive results from our clinical trials or future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
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

All of our product candidates are still in varying stages of preclinical and clinical development, and our approach to treating muscle disease is unproven. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying additional potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies. In addition, our product candidates may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our product candidates and programs are based on our FORCE platform, adverse developments with respect to one of our product candidates and programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other product candidates and programs.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations, or CMOs, for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for portions of our animal testing, preclinical research and for the conduct of our clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA requires us to comply with cGCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with the FDA’s current Good Manufacturing Practices. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Although we design the clinical trials for our product candidates, CROs conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc. or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO in preclinical development by Pepgen, Inc.; and NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Entrada Therapeutics, Inc. with endosomal escape vehicle technology which targets dystrophin production, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is being evaluated in a Phase 1 clinical trial in healthy volunteers; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, Inc., AOC FSHD, an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc., creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own six issued U.S. patents and exclusively license two issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If any product candidate we may develop is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, we may apply for FDA Fast-Track designation. In October 2022, the FDA granted Fast Track designation for DYNE-251. However, a Fast Track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive Fast Track designation for any product candidates we may develop, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

As of September 30, 2022, we had 115 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the progress of our ongoing clinical trials or the initiation of our future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to supply chains and may adversely impact economies worldwide, which could negatively impact our operations.

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

The future progression of the pandemic and its effects on our business and operations are uncertain. We and our CMOs and CROs have experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face disruptions that affect our ability to initiate and complete preclinical studies, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of our product candidates, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing. We and our CROs and CMOs may face disruptions related to our ongoing and future preclinical studies and clinical trials, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 43.9% of our common stock as of September 30, 2022. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of October 31, 2022, we had 52,126,892 shares of common stock outstanding.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

As of September 30, 2022, we have used all of the net proceeds from the IPO for the continued research and development of our programs, conducting clinical trials, continued development and enhancement of our proprietary FORCE platform and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amended and Restated Executive Severance and Change in Control Benefits Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)