Form 10-K
period 2022-12-31
Dyne Therapeutics, Inc.
filed 2023-03-02
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $216.3 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023 was 56,338,214.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
developments and expectations regarding our competitors and our industry;
•
our ability to establish and maintain collaborations or obtain additional funding; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report, particularly in Item 1A. “Risk Factors” in this Annual Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

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
•
we may encounter substantial delays in commencement, enrollment or completion of our clinical trials or our product candidates may fail to demonstrate safety and efficacy to warrant further development or satisfy the applicable regulatory authorities, which could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all;
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

Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified product candidates for each of our DM1, DMD and FSHD programs that are in varying stages of preclinical and clinical development. The following table summarizes our portfolio:

DISEASE	TARGET	DISCOVERY	PRECLINICAL	PHASE 1/2	ESTIMATED PATIENTS
Myotonic Dystrophy Type 1 (DM1)	DMPK	DYNE-101		*Safety, Tolerability & Splicing Data Expected in H2'23*	US: **>40,000** Europe: **>74,000**
Duchenne Muscular Dystrophy (DMD)	Exon 51	DYNE-251		*Safety, Tolerability & Dystrophin Data Expected in H2'23*	US: **~12,000-15,000** Europe: **~25,000**
	Exon 53				
	Exon 45				
	Exon 44				
	Other Exons				
Facioscapulohumeral Muscular Dystrophy (FSHD)	DUX4	DYNE-301			US: **~16,000-38,000** Europe: **~35,000**

Pipeline Expansion Opportunities

Rare Skeletal

Cardiac

Metabolic

For our product candidate DYNE-101, in September 2022 we began enrollment in ACHIEVE, an ongoing Phase 1/2 global clinical trial in adult patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and splicing from the MAD portion of the trial in the second half of 2023.

For our product candidate DYNE-251, in August 2022 we began enrollment in DELIVER, an ongoing Phase 1/2 global clinical trial in males with DMD who have mutations amenable to exon 51 skipping therapy. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and dystrophin from the MAD portion of the trial in the second half of 2023.

In September 2022, we announced that we are prioritizing our focus and resources on our clinical programs, DYNE-101 for DM1 and DYNE-251 for DMD. As a result, we announced the deferral of the Investigational New Drug, or IND, application submission for our product candidate DYNE-301 for FSHD that we had originally targeted for the second half of 2022. We plan to provide an update on the FSHD program by the end of 2023.

Our approach

Oligonucleotide therapeutics are a genetic medicine modality that, using nucleic acids, specifically aims to correct the function of disease-causing genes by either degrading the target gene transcript or modifying expression of a target protein. While some oligonucleotide therapeutics have been approved, the development of oligonucleotide therapeutics has been limited by challenges in the delivery of the oligonucleotide to the tissue that requires therapy. To overcome these limitations, our FORCE platform utilizes the importance of Transferrin receptor 1, or TfR1, which is highly expressed on the surface of muscle cells, as the foundation of our novel approach of linking therapeutic payloads to our TfR1-binding Fab to deliver targeted therapeutics for muscle diseases. The mechanism of FORCE delivery is designed to utilize the natural biology of TfR1. We do not use membrane destabilizing agents to enter the cell or to escape the endosome. As a result, FORCE displays a distinct pharmacokinetic and pharmacodynamic profile, with the potential for a wide therapeutic index.

We have designed our proprietary FORCE platform using our deep knowledge of muscle biology and oligonucleotide therapeutics. Our therapeutics consist of three essential components: a proprietary Fab, a clinically validated linker and an oligonucleotide payload that we attach to our Fab using the linker. We engineered our proprietary Fab to bind to TfR1 to enable targeted delivery to skeletal, cardiac and smooth muscle. We selected the linker for our platform based on its clinically validated safety and efficacy in approved products, its serum stability and its ability to release the therapeutic payload within the muscle cell. We attach the Fab and linker to a therapeutic payload that can be an antisense oligonucleotide, or ASO, a small interfering RNA, or siRNA, a phosphorodiamidate morpholino oligomer, or PMO, or a small molecule that we rationally select to target the genetic basis of disease to potentially stop or reverse disease progression. We use the same Fab and linker for our product candidates which enables modularity of the platform.

We have demonstrated proof-of-concept of our FORCE platform in multiple in vitro and in vivo studies. In murine and non-human primate, or NHP, studies, we have delivered antisense oligonucleotides, or ASOs, and phosphorodiamidate morpholino oligomers, or PMOs to genetic targets within muscle tissue and observed durable, disease-modifying, functional benefit in preclinical models of disease.

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

Clinically validated linker

The role of the linker is to connect, or conjugate, the Fab and the oligonucleotide payload. As a result, it is critical that the linker maintain stability in serum and provide release kinetics that favor sufficient payload accumulation in the targeted muscle cell. We have selected the Val-Cit linker for our product candidates based on its clinically validated safety and efficacy in approved products, its serum stability and its endosomal release attributes. We believe that serum stability is necessary to enable systemic intravenous administration, stability of the conjugated oligonucleotide in the bloodstream, delivery to muscle tissue and internalization of the therapeutic payload in the muscle cells. In preclinical studies, our Val-Cit linker facilitated precise conjugation of multiple types of payloads to our proprietary Fabs, including ASOs, small interfering RNAs, or siRNAs, and PMOs. This flexibility enables us to rationally select the appropriate type of payload to address the genetic basis of each muscle disease. Additionally, our linker and conjugation chemistry allow us to optimize the ratio of payload molecules attached to each Fab for each type of payload. We believe that our linker and conjugation chemistry will enable us to rapidly design, produce and screen molecules to enable new muscle disease programs.

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

Our strategy

Our goal is to become the leading muscle disease company by advancing innovative life-transforming therapeutics for genetically driven diseases. To accomplish this, we intend to continue building a team that shares our commitment to patients, to continue to enhance our platform and to advance our pipeline. The key elements of our strategy are to:

•
Advance our co-lead programs in DM1 and DMD to clinical proof-of-concept and approval to offer meaningful benefit to patients;
•
Progress our FSHD program to the clinic with the goal of ultimately offering a therapeutic for a disease with no approved treatments;
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

Our management team is led by Joshua Brumm, our President and Chief Executive Officer, who brings over 15 years of leadership experience with life sciences companies; Susanna High, our Chief Operating Officer, who has more than two decades of experience leading corporate strategy, portfolio management, business planning and operations for biotechnology companies; Wildon Farwell, M.D., our Chief Medical Officer, who has significant expertise in clinical development and medical affairs in neuromuscular diseases and oligonucleotide therapies; and Oxana Beskrovnaya, Ph.D., our Chief Scientific Officer, who has extensive experience in musculoskeletal and renal research. Our organization is comprised of 123 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We have also established scientific and clinical advisory boards comprised of leading experts in the fields of muscle disease drug discovery and development and nucleic acid therapeutics, who share our mission of delivering disease-modifying therapeutics for patients with serious muscle diseases.

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

Myotonic dystrophy type 1 (DM1)

Overview

We are developing our product candidate, DYNE-101, to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that causes the disease. DYNE-101 consists of our proprietary Fab conjugated with our linker to an ASO and is designed to reduce the accumulation of DMPK pre-mRNA in the nucleus, release splicing proteins and potentially stop or reverse disease progression. In in vitro and in vivo preclinical studies supporting our DM1 program, we have observed a reduction in nuclear foci and toxic nuclear DMPK RNA, correction of splicing changes, reversal of myotonia, which is a neuromuscular condition in which the relaxation of a muscle is impaired, and enhanced muscle distribution. In 2022, we submitted regulatory filings and received subsequent clearances in multiple countries outside of the United States for DYNE-101. DYNE-101 is currently being evaluated in the ACHIEVE trial, a Phase 1/2 global clinical trial of adult patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data from the MAD placebo-controlled portion of the ACHIEVE trial on safety, tolerability and splicing in the second half of 2023.

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

Overview of DM1 phenotypes

Phenotype	Clinical presentation	Estimated % of DM1 patients	Age of onset
Late-onset	• Myotonia • Muscle weakness • Cataracts	10%	40 - 70 years
Classical (Adult-onset)	• Muscle weakness and wasting • Myotonia • Cardiac conduction abnormalities • Respiratory insufficiency • Fatigue/Excessive daytime sleepiness • GI disturbance • Cataracts	65%	Early teens - 50 years
Childhood	• Psychological problems	15%	1 - 10 years

• Low IQ • Incontinence
Congenital (cDM1)	• Infantile hypotonia • Severe generalized weakness • Respiratory deficits • Intellectual disability • Classic signs present in adults	10%	Birth

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

In preclinical studies evaluating an ASO conjugated to a Fab targeting TfR1, which we refer to as FORCE, we observed a dose-dependent correction of splicing in multiple RNAs and multiple muscles and reversal of myotonia in HSA-LR mice. In these studies, as shown in the figures below, we evaluated the correction of splicing in more than 30 different RNAs that are critical for contraction and relaxation of muscle in HSA-LR mice. In DM1, significant RNA mis-splicing of these RNAs reduces muscle function. We observed a dose-dependent correction of splicing for all of the tested RNAs in the gastrocnemius, quadriceps and tibialis anterior muscles.

FORCE Drove Dose-Dependent Splicing Correction Across Full Panel of Genes in HSALR DM1 Mouse Model

Gastrocnemius

Ldb3 (186 nt)
Clcn1 (79 nt)
Dctn4 (21 nt)
Ttn (303 nt)
Neb (105 nt)
Cpeb2 (24 nt)
Mpdz (99 nt)
Abcc9 (39 nt)
Nfix (123 nt)
Map3k4 (156 nt)
Mbnl1 (54 nt)
Jag2 (114 nt)
Fn1 (270 nt)
Mbnl2 (95 nt)
Brd2 (92 nt)
Best3 (95 nt)
Opa1 (54 nt)
Bin1 (45 nt)
Phka1 (177 nt)
Rapgef1 (96 nt)
Ryr1 (15 nt)
Eya4 (69 nt)
Kif13a (120 nt)
Ppp3cc (27 nt)
Clasp1 (48 nt)
Vps39 (33 nt)
Cacna2d1 (57 nt)
Phactr4 (81 nt)
Tnik (87 nt)
Fbxo31 (87 nt)
Trappc9 (30 nt)
Ppp1r12b (181 nt)
Slc8a3 (18 nt)
Trim55 (288 nt)
Lrrfip2 (45 nt)
Atp2a1 (42 nt)
1.00
0.75
0.50
0.25
0.00
0.00 0.25 0.50 0.75 1.00
Overall Splicing Derangement
WT Splicing: Splicing Derangement = 0.0
Treatment Saline FORCE 10mg/kg FORCE 20mg/kg

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

We also evaluated DYNE-101 in non-human primates. Currently there are no known DM1 disease models in non-human primates. As a result, any therapeutic candidate that reduces DMPK RNA expression in non-human primates is a result of targeting cytoplasmic wild-type DMPK RNA and not reflective of disease modification, which would require targeting toxic DMPK RNA in the nucleus. Consequently, we utilize non-human primate studies to evaluate muscle delivery, pharmacokinetics and tolerability of our FORCE platform. We have observed up to 70% wild-type DMPK RNA knockdown in NHPs at two months after two monthly doses of DYNE-101. In addition, in a 13-week GLP toxicology study in NHPs, DYNE-101 was well tolerated. No dose limiting toxicity was observed up to a maximally feasible dose. No changes in cardiac, respiratory, neurologic or ophthalmic endpoints were observed; no effect on kidney or liver function; no effect on coagulation; and no-observed-adverse-effect level (NOAEL) was identified at the highest dose tested based on conclusions of a third-party contract research organization, or CRO.

ACHIEVE - Phase 1/2 Clinical Trial

DYNE-101 is currently being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial consisting of a 24-week MAD, randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. The trial, which is designed to be registrational, is expected to enroll approximately 64 adult patients with DM1 who are 18 to 49 years of age. The primary endpoints are safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing, as well as measures of muscle strength and function. In the MAD portion of the ACHIEVE trial, patients will be randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts will be dosed from 1.8 mg/kg to 10.2 mg/kg (approximate ASO dose) across four cohorts. Following the placebo-controlled period, patients transition to DYNE-101 treatment in the open-label portion of the trial and in the long-term extension. We anticipate reporting initial data on safety, tolerability and splicing from the MAD portion of the trial in the second half of 2023.

Duchenne muscular dystrophy (DMD)

Overview

We are developing program candidates under our DMD program to address the genetic basis of DMD by delivering a PMO to muscle tissue to promote the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a more complete, functional dystrophin protein and to potentially stop or reverse disease progression. We believe that PMOs, with their preferential targeting of nuclear mechanisms, are the best payload to address nuclear exon skipping. In in vitro and in vivo preclinical studies, our PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We are seeking to build a global DMD franchise by initially focusing on the development of our product candidate DYNE-251 for patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exon 53, 45 and 44. In 2022, we submitted regulatory filings and received subsequent clearances in multiple countries, including the United States, for DYNE-251. DYNE-251 is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial in males with mutations amenable to skipping exon 51. The DELIVER trial consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and dystrophin from the MAD portion of the trial are anticipated in the second half of 2023. In October 2022, the U.S. Food and Drug Administration granted Fast Track designation for DYNE-251.

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
Exon 55 – 2%
Exon 8 – 2%
Other exon skips – ~30%
May not be amenable to exon skipping – ~20%

Current approaches and limitations

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are four FDA-approved naked PMO-based oligonucleotide therapies, each addressing a specific mutation: EXONDYS 51 (eteplirsen), which is approved for the treatment of DMD patients amenable to Exon 51 skipping, VYONDYS 53 (golodirsen), which is approved for the treatment of DMD patients amenable to Exon 53 skipping, VILTEPSO (vitolarsen), which is approved for the treatment of DMD patients amenable to Exon 53 skipping and AMONDYS 45 (casimersen), which is approved for the treatment of DMD patients amenable to EXON 45 skipping. However, each of the drugs requires weekly intravenous infusions. Eteplirsen, golodirsen and casimersen have demonstrated a less than 1% mean increase in dystrophin in clinical trials and vitolarsen has demonstrated an approximately 3% increase in dystrophin in clinical trials. The FDA-approved labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In Europe, the European Medicines Agency, or EMA, has rejected an application for approval of eteplirsen citing insufficient evidence of clinical benefit. In addition, a fourth drug, TRANSLARNA (ataluren), has only been conditionally approved in the European Union, Iceland and South Korea for non-sense mutations in DMD in ambulatory patients aged five years and older. Each of these approved products seeks to address DMD through the exon skipping approach we are pursuing, but we believe their limited efficacy is due to poor muscle uptake and biodistribution. There are a number of product candidates in development, including product candidates in late-stage clinical development, which seek to address DMD through the exon skipping approach we are pursuing, including naked oligonucleotides, targeted oligonucleotides and PMOs conjugated to charged peptides, as well as product candidates that seek to address DMD through gene editing and gene replacement with viral gene therapies and with other approaches. We believe that each of these approaches currently have significant limitations, and that there continues to be a high unmet medical need for new disease-modifying therapies.

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

DELIVER - Phase 1/2 Clinical Trial

DYNE-251 is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial consisting of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. The trial, which is designed to be registrational, is expected to enroll approximately 46 ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping therapy. The primary endpoints are safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Secondary endpoints include measures of muscle function, exon skipping and pharmacokinetics.

In the MAD portion of the DELIVER trial, patients will be randomized to receive DYNE-251 or placebo every four weeks intravenously for 24 weeks based on a global protocol designed to incorporate feedback from multiple regulatory authorities, including on starting dose. Patient cohorts will be dosed from 0.7 mg/kg to 40 mg/kg (approximate PMO dose) in the United States. Outside the United States, patient cohorts will be dosed from 5 mg/kg to 40 mg/kg. Following the placebo-controlled period, patients transition to DYNE-251 treatment in the open-label portion of the trial and in the long-term extension. We anticipate reporting initial data on safety, tolerability and dystrophin from the MAD portion of the trial are anticipated in the second half of 2023.

Next steps

We are seeking to build a global DMD franchise by initially focusing on the development of DYNE-251 in patients with mutations amenable to skipping Exon 51, to be followed by the development of therapeutics for patients with mutations amenable to skipping other exons, including Exons 53, 45 and 44.

Facioscapulohumeral Dystrophy (FSHD)

Overview

We are developing our product candidate, DYNE-301 to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. We exclusively licensed from the University of Mons, or UMONS, intellectual property covering multiple ASOs that have been shown to potently target DUX4 in preclinical studies. DYNE-301, consists of our proprietary Fab conjugated with our linker to an ASO that is designed to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. We generated proof-of-concept data showing that DYNE-301 reduced expression of key DUX4 biomarkers in FSHD patient myotubes, a type of muscle cell. We continue to evaluate the optimal approach to target DUX4 and translate our preclinical work to a tractable clinical development pathway, and we plan to provide an update on the FSHD program by the end of 2023.

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

FSHD: genetic basis and disease process

Current approaches and limitations

There are currently no approved therapies for FSHD, and patients are treated with pain management and physical therapy. There are a number of product candidates in clinical development, including losmapimod, a p38 MAPK inhibitor that is intended to modulate DUX4 expression and is being evaluated in a Phase 3 clinical trial. To aid in the development of therapies for FSHD, we are sponsoring an ongoing natural history study seeking to validate new clinical outcome assessments and evaluate physiological biomarkers to support the design and implementation of future clinical trials.

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

DYNE-301 Highly Potent and Suppressed Expression of Key DUX4 Biomarkers in FSHD Patient Myotubes

Next steps

In September 2022, we announced that we are prioritizing our focus and resources on our clinical programs, DYNE-101 for DM1 and DYNE-251 for DMD. As a result, we announced the deferral of the IND application submission for DYNE-301 for FSHD that we had originally targeted for the second half of 2022. We plan to provide an update on the FSHD program by the end of 2023.

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

As of December 31, 2022, we owned 57 patent application families related to our business, comprised of 15 U.S. provisional patent applications, eight issued U.S. patents, 32 pending U.S. non-provisional patent applications, 24 pending Patent Cooperation Treaty, or PCT, patent applications, and 132 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa, and we exclusively licensed one patent family, comprised of two issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.

Our owned and licensed patent estate covers various aspects of our programs and technology, including our FORCE platform, proprietary antibodies, oligonucleotide conjugates, methods of treatment and aspects of manufacturing. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2039 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

FORCE platform

With regard to our FORCE platform, as of December 31, 2022, we owned four pending PCT patent applications, eight pending U.S. non-provisional patent applications, and 32 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to various aspects of our FORCE platform including proprietary antibodies, oligonucleotide conjugates, methods of manufacture and methods of treatment. Any patents issued from these applications are expected to expire from 2039 to 2042; however, patent term extension may be available.

DM1 program

With regard to our DM1 program, as of December 31, 2022, we owned two pending PCT patent applications, four pending U.S. provisional patent applications, two issued U.S. patents, five pending U.S. non-provisional patent applications, and 25 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DM1. The two issued U.S. patents are expected to expire in 2039 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire from 2039 to 2043; however, patent term extension may be available.

DMD programs (Exons 51, 53, 44, 45, and other)

With regard to our DMD programs, as of December 31, 2022, we owned nine pending PCT patent applications, three pending U.S. provisional patent applications, five issued U.S. patents, four pending U.S. non-provisional patent applications, and 25 pending foreign patent applications in Australia, Brazil, China, Canada, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DMD. The five issued U.S. patents are expected to expire in 2039 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039, 2041, 2042 and 2043; however, patent term extension may be available.

FSHD program

With regard to our FSHD Program, as of December 31, 2022, we owned two pending PCT patent applications, four issued U.S. patents, six pending U.S. non-provisional patent applications, and 25 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of FSHD. The four issued U.S. patents are expected to expire in 2039 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039, 2041, 2042 and 2043; however, patent term extension may be available. We also in-license a patent family from UMONS comprised of two issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden. The issued patents expire in 2031; however, a patent term extension may be available.

Discovery programs

With regard to our discovery programs, as of December 31, 2022, we owned one pending PCT patent application, three pending U.S. non-provisional patent applications, and five pending foreign patent applications in China, Canada, Europe and Japan. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of a variety of additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. Any patents issued from these applications are expected to expire in 2039, 2041 and 2042; however, patent term extension may be available.

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

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO in preclinical development by Pepgen, Inc.; ENTR-701, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. (in collaboration with Vertex Pharmaceuticals, Inc.); and NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial with conditional market authorization in the EMA, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to Exon 44 skipping currently on clinical hold, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is being evaluated in a Phase 1 clinical trial in healthy volunteers; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, Inc., AOC-1020, an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc. (in collaboration with Sanofi, Inc.), creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Denali Therapeutics, Inc., Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc., NeuBase Therapeutics, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

•
preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulations and other applicable requirements;
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
•
preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
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

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, including an antibody, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These diversity action plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’, or HHS, long delay in issuing final implementing regulations, the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

The PREVENT Pandemics Act, enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Submission and filing of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2023 is $3.25 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2023 is approximately $394,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product candidate is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with the passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Federal and state data privacy and security laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 or HITECH, and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities and their subcontractors that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

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

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Orphan drug designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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

For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Employees and human capital

As of February 28, 2023, we had 123 full-time employees, including a total of 37 employees with M.D. or Ph.D. degrees. Of these full-time employees, 96 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

Since inception, we have incurred significant operating losses. Our net losses were $149.3 million for the year ended December 31, 2021 and $168.1 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $396.6 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, the development of DYNE-301 and additional research programs, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $256.0 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2022, we had federal NOL carryforwards of $221.1 million and state NOL carryforwards of $221.9 million.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change

NOLs and pre-change research and development tax credit carryforwards to offset post-change taxable income. We completed a Section 382 study of transactions in our stock through January 25, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitation on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If the CROs and other third parties do not perform preclinical studies and clinical trials in a satisfactory manner, if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, or if they breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of any product candidates we may develop may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.

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

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of our Fab, linker and oligonucleotide payloads. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates that we evaluate in preclinical studies and clinical trials, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to any product candidates that we may develop from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disorders for which we are conducting research and development programs. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Faze Medicines, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO in preclinical development by Pepgen, Inc.; ENTR-701, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. (in collaboration with Vertex Pharmaceuticals, Inc.); and NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial with conditional market authorization in the EMA, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to Exon 44 skipping currently on clinical hold, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is being evaluated in a Phase 1 clinical trial in healthy volunteers; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, Inc., AOC-1020, an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc. (in collaboration with Sanofi, Inc.), creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Denali Therapeutics, Inc., Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc., NeuBase Therapeutics, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Amendment, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. In December 2022, Congress clarified through FDORA that FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

There is a risk that any product candidates we may develop that are approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to U.S. congressional action or otherwise, or that the FDA will not consider any product candidates we may develop to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for nonbiological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own eight issued U.S. patents and exclusively license two issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As another example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system is expected to go into effect in 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). Requests to opt-out of the jurisdiction of the UPC may be filed for existing European patents and published applications at any time during a three-month Sunrise period, which period commenced on March 1, 2023. Following expiration of the Sunrise period, existing European patents and published applications may be opted out of the jurisdiction of the UPC at any time before the end of a transitional period (at least seven years from the UPC Agreement coming into effect), unless an action has already been brought before the UPC in which case an opt-out request cannot be filed. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law, the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. However, until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission/EMA’s CHMP on the approval of MAA/variations via the centralized procedure (the so called "reliance procedure").

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

If any product candidate we may develop is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, we may apply for FDA Fast Track designation. In October 2022, the FDA granted Fast Track designation for DYNE-251. However, a Fast Track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive Fast Track designation for any product candidates we may develop, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or the FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority.

The FDA and the U.S. Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of the court’s order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, as defined by such law, other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to drug pricing and payments to physicians and other healthcare providers or marketing expenditures and state and local laws that require the registration of sales representatives.

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

In addition, other legislative changes have been adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous executive and legal challenges and U.S. congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, which was signed by President Trump on December 22, 2017, the U.S. Congress effectively repealed the “individual mandate” by reducing the applicable penalty to zero dollars. The modification of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but a number of states have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, the U.S. Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants, partners and the principal investigators in our clinical trials. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have violated these privacy and security laws and/or breached certain contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and the U.S. Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if and when approved.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Union to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. and increase costs of compliance.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court.

Following the withdrawal of the UK from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR and similar laws in the United States, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, which could adversely affect our business. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state and international laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines, penalties or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement actions, litigation and significant costs for remediation, reputational harm, diminished profits and earnings, additional reporting requirements and/or oversight, any of which could adversely affect our business, our results of operations or prospects. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects.

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

As of December 31, 2022, we had 119 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 42.1% of our common stock as of February 28, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of February 28, 2023, we had 56,338,214 shares of common stock outstanding.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business or financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, the U.S. government enacted the Tax Act, as amended by the CARES Act, which reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and imposes a limit on the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income (though any such NOLs may be carried forward indefinitely).

Additionally, economic relief legislation containing tax provisions was enacted in 2020 and 2021 as part of the U.S. Congress’s response to the COVID-19 pandemic, and the Inflation Reduction Act, or the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular imposes a 1% excise tax on certain stock repurchases by publicly traded corporations. Regulatory guidance under the Tax Act, the IRA, and additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to such legislation.

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

Holders

As of February 28, 2023, we had 24 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

For our product candidate DYNE-101, in September 2022 we began enrollment in ACHIEVE, an ongoing Phase 1/2 global clinical trial in adult patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and splicing from the MAD portion of the trial in the second half of 2023.

For our product candidate DYNE-251, in August 2022 we began enrollment in DELIVER, an ongoing Phase 1/2 global clinical trial in males with DMD who have mutations amenable to exon 51 skipping therapy. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and dystrophin from the MAD portion of the trial in the second half of 2023.

In September 2022, we announced that we are prioritizing our focus and resources on our clinical programs, DYNE-101 for DM1 and DYNE-251 for DMD. As a result, we announced the deferral of the Investigational New Drug, or IND, application submission for our product candidate DYNE-301 for FSHD that we had originally targeted for the second half of 2022. We plan to provide an update on the FSHD program by the end of 2023.

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

On September 21, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 14,089,314 shares of our common stock, including 1,837,736 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $246.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On January 25, 2021, we completed a follow-on public offering pursuant to which we issued and sold 6,000,000 shares of our common stock. We received net proceeds of $157.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. As of December 31, 2022, we have received net proceeds of $36.9 million, after deducting fees, from sales of an aggregate of 3,425,085 shares of our common stock under our at-the-market offering program.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the years ended December 31, 2021 and 2022, we reported net losses of $149.3 million and $168.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $396.6 million.

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

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits and stock-based compensation for employees in executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include allocated expenses for rent, depreciation and maintenance of facilities and other operating costs.

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

Other income (expense), net

Other income (expense), net consists of realized gains and losses on sales of marketable securities and foreign currency gains and losses.

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal and state net operating loss carryforwards of $221.1 million and $221.9 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $9.9 million and $1.6 million which begin to expire in 2039 and 2033, respectively.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$142,760	$121,308	$21,452
General and administrative	28,202	28,717	(515)
Total operating expenses	170,962	150,025	20,937
Loss from operations	(170,962)	(150,025)	(20,937)
Other income (expense):
Interest income	2,917	742	2,175
Other income (expense), net	(54)	(8)	(46)
Total other expense, net	2,863	734	2,129
Net loss	$(168,099)	$(149,291)	$(18,808)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$31,343	$21,623	$9,720
DYNE-251 (DMD)	48,388	52,115	(3,727)
Unallocated research and development expenses:
Platform and external research and development	12,757	14,526	(1,769)
Personnel related (including stock-based compensation)	35,681	23,534	12,147
Facility related and other	14,591	9,510	5,081
Total research and development expenses	$142,760	$121,308	$21,452

The increase in expenses related to DYNE-101 was primarily due to increased clinical trial activity associated with the preparation and conduct of the ACHIEVE trial, which we initiated in the third quarter of 2022, and higher variable manufacturing costs in 2022 to produce a sufficient clinical supply of drug product for the ACHIEVE trial. The decrease in expenses related to DYNE-251 was primarily due to the timing of variable manufacturing costs incurred in 2021, including the purchase of raw materials to produce a sufficient clinical supply of drug product for the DELIVER trial, which we initiated in the third quarter of 2022, partially offset by increased clinical trial activity associated with the preparation and conduct of the DELIVER trial.

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

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Personnel-related	$7,789	$7,333	$456
Stock-based compensation expense	6,960	10,214	(3,254)
Professional and consulting fees	6,968	7,351	(383)
Facility-related and other	6,484	3,819	2,665
Total general and administrative expenses	$28,201	$28,717	$(516)

The increase in personnel-related costs was primarily the result of an increase in headcount in our general and administrative function. The decrease in stock-based compensation expense was primarily due to the timing of recognizing stock-based compensation expense for awards with performance-based vesting conditions in 2021. Professional and consulting fees decreased primarily due to an increase in headcount in our general and administrative function, which allowed us to reduce our utilization of external professionals and consultants. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel and increased rent expense related to our new facility lease that commenced in September 2021.

Interest income

Interest income for the years ended December 31, 2022 and 2021 was $2.9 million and $0.7 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an overall increase in interest rates, partially offset by the impact of having a lower cash, cash equivalents and marketable securities balance on which we are earning interest.

Other (expense) income, net

Other expense for the year ended December 31, 2022 was $0.1 million due to realized losses on the sale of marketable securities and foreign currency gains and losses. Other expense for the year ended December 31, 2021 was less than $0.1 million due to realized losses on the sale of marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of December 31, 2022 we had cash, cash equivalents and marketable securities of $256.0 million.

In November 2021, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million, which we refer to as our at-the-market offering program. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the fiscal year ended December 31, 2022, we issued and sold an aggregate of 3,425,085 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $36.9 million, after deducting fees.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(153,645)	$(119,563)
Net cash provided by (used in) investing activities	87,202	(137,892)
Net cash provided by financing activities	37,390	157,821
Net decrease in cash, cash equivalents and restricted cash	$(29,053)	$(99,634)

Operating activities

During the year ended December 31, 2022, operating activities used $153.6 million of cash, due to our net loss of $168.1 million and changes in our operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $19.8 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $1.2 million decrease in accounts payable and other liabilities and a $4.1 million increase in prepaid expenses and other current assets. During the year ended December 31, 2021, operating activities used $119.6 million of cash, due to our net loss of $149.3 million, partially offset by non-cash charges of $20.4 million and net cash provided by changes in our operating assets and liabilities of $9.3 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $13.7 million increase in accounts payable and other liabilities, partially offset by a $2.9 million increase in prepayments made for lessor-owned lease assets, and a $1.5 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, increased manufacturing activities, the advancement of our research programs and product candidates, clinical trial activity and the timing of vendor invoices and payments.

Investing activities

During the year ended December 31, 2022, net cash provided by investing activities was $87.2 million due to maturities of marketable securities of $208.3 million and sales of marketable securities of $3.2 million, partially offset by purchases of marketable securities of $121.2 million and purchases of property and equipment of $3.1 million. During the year ended December 31, 2021, net cash used in investing activities was $137.9 million due to the purchases of marketable securities of $236.7 million and purchases of property and equipment of $3.6 million, partially offset by maturities of marketable securities of $98.0 million and sales of marketable securities of $4.4 million.

Financing activities

During the year ended December 31, 2022, net cash provided by financing activities was $37.4 million, consisting of $36.9 million in aggregate net proceeds from sales under our at-the-market offering program in 2022 and $0.5 million in proceeds received from stock option exercises.

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

Critical accounting estimates

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to accrued research and development expenses and stock-based compensation. As we advance our product candidates into clinical development, we expect research and development expenses and, in particular, our accounting for accrued research and development expenses to be an increasingly important critical accounting policy. We believe the following accounting estimates used in the preparation of our consolidated financial statements have the most significant level of estimation uncertainty and have and are reasonably likely to have a material impact on our financial condition and results of operations. For a more detailed description of our significant accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our service providers and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•
CROs in connection with the ACHIEVE and DELIVER clinical trials;
•
CROs and investigative sites in connection with research activities;
•
CMOs in connection with the production of research materials; and
•
vendors in connection with preclinical development activities.

We measure the expense recognized based on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the achievement of specified milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-based compensation

We measure stock-based awards granted to employees and directors based on fair value on the date of the grant using the Black-Scholes option-pricing model for options, and we measure awards of restricted stock units based on the closing price of our common stock on the date of grant. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. During 2022, all of our awards with performance conditions were fully vested and our outstanding awards only include time-based vesting conditions.

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

Recently issued accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements that were adopted in 2021. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Head of Finance and Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Senior Vice President, Head of Finance and Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 28, 2023, our board of directors approved an amendment and restatement of our amended and restated bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective immediately. The amendments effected by the Amended and Restated Bylaws, among other things:

•
Eliminate the former requirement that the list of stockholders entitled to vote at a stockholder meeting also be made available during the actual meeting;
•
Address adjournment of stockholder meetings relying on remote communication due to a technical failure;
•
Revise and enhance, in light of the universal proxy rules adopted by the Securities and Exchange Commission, procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of proposals regarding other business at stockholder meetings by:
a.
Requiring additional background information, disclosures and certain representations from proposing stockholders and beneficial owners and the respective affiliates and associates of, or others acting in concert with such stockholder and such beneficial owner (each, a “Stockholder Associated Person”);
b.
Providing that if any stockholder, beneficial owner and/or Stockholder Associated Person that intends to solicit proxies in support of any nominees other than our nominees provides the notice and information required by Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, then such stockholder, beneficial owner and/or Stockholder Associated Person, upon request by us, must provide to us no later than five business days prior to the applicable meeting, reasonable evidence that it has met the requirements of soliciting the holders of shares of at least 67% of the voting power of shares entitled to vote on the election of directors and including a statement to that effect in the proxy statement or form of proxy; and
c.
Providing that if any stockholder, beneficial owner and/or Stockholder Associated Person fails to comply with the requirements of Rule 14a-19 under the Exchange Act (or fails to timely provide reasonable evidence sufficient to satisfy us that such requirements have been met), then we will disregard the nomination of each of the director nominees proposed by such stockholder, beneficial owner and/or Stockholder Associated Person and any proxies or votes solicited for such nominees.

The Amended and Restated Bylaws also includes various other updates, including certain technical, conforming and clarifying changes. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, File No. 001-39509, filed September 21, 2020).

3.2*	Amended and Restated Bylaws of the registrant

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

10.16#

Amended and Restated Executive Severance and Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509, filed November 3, 2022).

10.17

Lease, by and between Dyne Therapeutics, Inc. and BP3-BOS1 1560 Trapelo Road LLC, dated as of December 4, 2020, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509 filed August 5, 2021).

10.18#

Offer letter, dated as of December 17, 2020, by and between the registrant and Wildon Farwell (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K, File No. 001-39509 filed March 4, 2021).

10.19

Open Market Sale AgreementSM, dated as of November 4, 2021, by and between the registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3, File No. 333-260755, filed November 4, 2021).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: March 2, 2023	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua Brumm	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2023
Joshua Brumm

/s/ Richard Scalzo	Senior Vice President, Head of Finance and Administration (principal financial and accounting officer)	March 2, 2023
Richard Scalzo

/s/ Jason Rhodes	Director and Chairman of the Board	March 2, 2023
Jason Rhodes

/s/ Ed Hurwitz	Director	March 2, 2023
Ed Hurwitz

/s/ Carlo Incerti, M.D.	Director	March 2, 2023
Carlo Incerti, M.D.

/s/ Dirk Kersten	Director	March 2, 2023
Dirk Kersten

/s/ Lawrence Klein, Ph.D.	Director	March 2, 2023
Lawrence Klein, Ph.D.

/s/ David Lubner	Director	March 2, 2023
David Lubner

/s/ Catherine Stehman-Breen, M.D.	Director	March 2, 2023
Catherine Stehman-Breen, M.D.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of Dyne Therapeutics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dyne Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 2, 2023

We have served as the Company’s auditor since 2020.

Dyne Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$172,147	$200,825
Marketable securities	83,865	175,746
Prepaid expenses and other current assets	9,582	5,821
Total current assets	265,594	382,392
Property and equipment, net	5,945	4,678
Right-of-use assets	32,467	36,282
Restricted cash	2,319	2,311
Total assets	$306,325	$425,663
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,259	$4,031
Accrued expenses and other current liabilities	18,219	20,799
Lease liabilities	4,610	3,893
Total current liabilities	28,088	28,723
Lease liabilities, net of current portion	25,873	28,743
Total liabilities	53,961	57,466
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021, respectively; 55,636,505 and 51,607,522 shares issued and 55,636,505 and 51,569,381 shares outstanding at December 31, 2022 and 2021, respectively	6	6
Additional paid-in capital	649,502	596,934
Accumulated other comprehensive loss	(571)	(269)
Accumulated deficit	(396,573)	(228,474)
Total stockholders’ equity	252,364	368,197
Total liabilities and stockholders’ equity	$306,325	$425,663

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Operating expenses:
Research and development	$142,760	$121,308
General and administrative	28,202	28,717
Total operating expenses	170,962	150,025
Loss from operations	(170,962)	(150,025)
Other (expense) income:
Interest income	2,917	742
Other income (expense), net	(54)	(8)
Total other (expense) income, net	2,863	734
Net loss	$(168,099)	$(149,291)
Net loss per share, basic and diluted	$(3.23)	$(2.93)
Weighted average common shares outstanding, basic and diluted	51,976,343	50,895,044
Comprehensive loss:
Net loss	$(168,099)	$(149,291)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	(302)	(242)
Comprehensive loss	$(168,401)	$(149,533)

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at January 1, 2021	45,076,574	$5	$421,572	$(27)	$(79,183)	$342,367
Issuance of common stock in public offering, net of issuance costs of $0.7 million	6,000,000	1	157,236	—	—	157,237
Exercise of stock options	147,499	—	584	—	—	584
Stock-based compensation	—	—	17,542	—	—	17,542
Vesting of restricted shares	251,808	—	—	—	—	—
Vesting of restricted stock units	93,500	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	(149,291)	(149,291)
Balance at December 31, 2021	51,569,381	6	596,934	(269)	(228,474)	368,197
Issuance of common stock in public offering, net of issuance costs of $1.2 million	3,425,085	—	36,861	—	—	36,861
Exercise of stock options	314,272	—	529	—	—	529
Stock-based compensation	—	—	15,178	—	—	15,178
Vesting of restricted shares	38,141	—	—	—	—	—
Vesting of restricted stock units	289,626	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(168,099)	(168,099)
Balance at December 31, 2022	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(168,099)	$(149,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,178	17,542
Depreciation and amortization expense	1,683	1,088
Amortization (accretion) of premium (discount) on marketable securities	1,276	2,580
Loss on sale of marketable securities	34	8
Non-cash lease expense	1,662	(746)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,144)	(1,506)
Right-of-use assets	—	(2,940)
Accounts payable and other liabilities	(1,235)	13,702
Net cash used in operating activities	(153,645)	(119,563)
Cash flows from investing activities:
Purchases of property and equipment	(3,067)	(3,618)
Purchases of marketable securities	(121,176)	(236,721)
Maturities of marketable securities	208,291	98,010
Sales of marketable securities	3,154	4,437
Net cash provided by (used in) investing activities	87,202	(137,892)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	36,861	157,237
Proceeds from exercise of stock options	529	584
Net cash provided by financing activities	37,390	157,821
Net decrease in cash, cash equivalents and restricted cash	(29,053)	(99,634)
Cash, cash equivalents and restricted cash, beginning of year	203,519	303,153
Cash, cash equivalents and restricted cash, end of year	$174,466	$203,519
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment in accounts payable	$85	$202
Right-of-use assets acquired under operating leases	$—	$34,228

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of preferred stock and common stock, including the IPO completed in September 2020, the follow-on offering completed in January 2021 and under its at the market offering program. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company believes the depository institutions in which the cash and cash equivalents are held are of high-credit quality. The Company maintains its cash equivalents in money market funds that invest in U.S. treasury securities and highly liquid investments maturing within 90 days from the date of purchase. The Company’s marketable securities as of December 31, 2022 consisted of commercial paper, certificates of deposit, corporate debt securities and U.S. treasury securities. The Company has adopted an investment policy that limits the amounts the Company may invest in the securities of any single issuer with the exclusion of the U.S. government. The Company has not experienced any credit losses.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset class.

Costs for capital assets not yet placed into service are capitalized as construction-in-process and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance which do not improve or extend the life of the respective assets are charged to expense as incurred.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	9,381,429	7,967,750
Unvested restricted common stock	—	38,141
Unvested restricted stock units	1,695,191	1,056,984
Total	11,076,620	9,062,875

Stock-based compensation

The Company accounts for stock option awards at fair value and measures fair value using the Black-Scholes option-pricing model as of the grant date. For restricted stock unit awards, the fair value is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards. For awards with performance based vesting conditions, the timing of expense recognition is based upon management’s estimation of the probability of the performance condition being achieved. Upon determination of the performance condition being deemed probable of achievement, expense is recognized over the remaining service period for performance-based awards. Forfeitures are recognized as they occur for all awards.

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

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. Restricted cash totaled $2.3 million and $2.7 million at December 31, 2022 and December 31, 2021, respectively. These amounts are classified as a component of other current assets and as restricted cash on the Company’s consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$172,147	$200,825
Short term restricted cash included in other current assets	—	383
Restricted cash	2,319	2,311
Total	$174,466	$203,519

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	3,955	—	—	3,955
Corporate debt securities	57,231	—	(526)	56,705
Certificates of deposit	4,984	—	—	4,984
U.S. treasury notes	18,266	1	(46)	18,221
Total	$84,436	$1	$(572)	$83,865

	As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	12,635	—	—	12,635
Corporate debt securities	138,207	3	(249)	137,961
Certificates of deposit	4,490	—	—	4,490
U.S. treasury notes	20,683	—	(23)	20,660
Total	$176,015	$3	$(272)	$175,746

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$9,381	$—	$—	$9,381
Corporate debt securities	—	3,852	—	3,852
U.S. treasury notes	811	—	—	811
Marketable securities
Commercial paper	3,955	—	—	3,955
Corporate debt securities	—	56,705	—	56,705
Certificates of deposit	—	4,984	—	4,984
U.S. treasury notes	18,221	—	—	18,221
Total	$32,368	$65,541	$—	$97,909

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$95,565	$—	$—	$95,565
Corporate debt securities	—	1,844	—	1,844
Marketable securities
Commercial paper	12,635	—	—	12,635
Corporate debt securities	—	137,961	—	137,961
Certificates of deposit	—	4,490	—	4,490
U.S. treasury notes	20,660	—	—	20,660
Total	$128,860	$144,295	$—	$273,155

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company’s marketable securities for the periods presented:

(in thousands)	December 31,
2022
Maturing in one year or less	$82,429
Maturing after one year through two years	1,436
Maturing after two years	—
Total	$83,865

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2022	2021
Laboratory equipment	$6,770	$3,930
Office and computer equipment	1,898	1,271
Construction in process	906	1,460
Property and equipment—at cost	9,574	6,661
Less accumulated depreciation and amortization	(3,629)	(1,983)
Property and equipment—net	$5,945	$4,678

Depreciation expense totaled $1.7 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Payroll and benefits	$5,935	$5,097
Consulting services	776	694
Legal services	410	184
Research and development	11,097	14,762
Facility costs	1	62
Total	$18,219	$20,799

7. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC as the Company's sales agent, pursuant to which, from time to time, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering. During the fiscal year ended December 31, 2022, the Company issued and sold an aggregate of 3,425,085 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $36.9 million, after deducting fees. The Company sold such shares at a weighted average price of $11.11 per share.

Atlas Venture and related affiliated entities are a beneficial owner of 17.7% of the Company's outstanding common stock as of December 31, 2022. The chairman of the Company's board of directors is a partner at Atlas Venture. On December 12, 2022, we issued and sold 934,581 shares of common stock in an at-the-market offering that Atlas Venture and related affiliated entities purchased at a purchase price of $10.70 per share for aggregate gross proceeds of $10.0 million. The shares were purchased on the same terms as the other shares that were offered and sold in the offering.

2020 Stock incentive plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Plan (together with the 2018 Plan the “Plans”), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2023, 2,781,825 shares were added to the shares reserved for issuance under the 2020 Plan in the third of these annual increases.

As of December 31, 2022, 3,073,772 shares remained available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. As of December 31, 2022, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2022	2021
Expected volatility	68%	74%
Risk-free interest rate	1.47% — 4.23%	0.82% — 1.34%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

The following table summarizes the option activity:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2022	7,967,750	$9.35	8.7	$36,946
Granted	2,265,216	9.80
Exercised	(314,272)	1.69
Canceled	(537,265)	11.45
Outstanding December 31, 2022	9,381,429	$9.59	8.2	$34,879
Options exercisable— December 31, 2022	4,067,132	$8.51	7.6	$20,625
Options vested or expected to vest— December 31, 2022	9,381,429	$9.59	8.2	$34,879

The intrinsic value of options exercised for the years ended December 31, 2022 and 2021 totaled $3.2 million and $1.9 million, respectively. The weighted-average grant date fair value of the options granted during the years ended December 31, 2022 and 2021 was $6.24 per share and $10.23 per share, respectively. As of December 31, 2022 there was $30.3 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.4 years.

During the year ended December 31, 2022, the Company recognized compensation cost of $0.3 million related to stock options with performance-based vesting conditions for which performance was deemed probable. The performance condition for all outstanding stock options with performance-based vesting conditions was achieved in July 2022, resulting in the vesting of stock options to purchase a total of 582,441 shares. During the year ended December 31, 2021, the Company recognized compensation cost of $1.8 million related to stock options with performance-based vesting conditions for which performance was deemed probable.

In June 2022, the Company modified a previously issued stock option award to extend the performance period of the award for the chief executive officer. This modification resulted in the reversal of $0.5 million in stock-based compensation expense at the time of modification as a result of the lower fair value of the modified award.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in either four equal annual installments or sixteen equal quarterly installments provided that the employee remains employed with the Company. The Company also grants RSUs with performance conditions that vest upon the achievement of specified milestones. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the 2020 Plan for the year ended December 31, 2022 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2022	1,056,984	$16.99
Granted	1,035,314	10.41
Vested	(289,626)	17.85
Forfeited	(107,481)	13.90
Issued and unvested as of December 31, 2022	1,695,191	$13.02

The weighted average grant date fair value of RSUs granted during the year ended December 31, 2021 was $14.76. As of December 31, 2022, there was $19.2 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.3 years.

During the year ended December 31, 2022, the Company recognized compensation cost of less than $0.1 million related to RSUs with performance-based vesting conditions for which performance was deemed probable. The performance condition for all outstanding RSUs with performance-based vesting conditions was achieved in July 2022, resulting in the vesting of 24,118 RSUs. During the year ended December 31, 2021, the Company recognized compensation cost of $0.5 million related to RSUs with performance-based vesting conditions for which performance was deemed probable.

In June 2022, the Company modified a previously issued RSU award to extend the performance period of the award for the chief executive officer. This modification resulted in the reversal of $0.4 million in stock-based compensation expense at the time of modification as a result of the lower fair value of the modified award.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$8,218	$7,328
General and administrative	6,960	10,214
Total	$15,178	$17,542

8. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal income tax expense at statutory rate	21%	21%
State taxes—net of federal benefit	1	5
Permanent differences and other	4	(1)
Federal & state R&D credits	4	2
Increase in valuation allowance	(30)	(27)
Effective income tax rate	0%	0%

Significant components of the Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Stock-based compensation	$4,176	$2,333
Net operating loss carryforwards	59,998	51,500
Credit carryforwards	11,225	4,799
Fixed assets	564	705
Accrued expenses	4,682	5,205
Lease liability	8,264	8,916
R&D Capitalization	33,515	—
Total deferred tax assets	122,424	73,458
Valuation allowance	(113,622)	(63,546)
Total net deferred tax assets	8,802	9,912
Deferred tax liabilities:
Right of use asset	(8,802)	(9,912)
Total deferred tax liability	(8,802)	(9,912)
Total deferred tax assets (liabilities)	$—	$—

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $221.1 million and $221.9 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards $9.9 million and $1.6 million, respectively, which begin to expire in 2039 and 2033, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2022	2021
Valuation allowance at the beginning of year	$63,546	$21,899
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	50,076	41,647
Valuation allowance at the end of year	$113,622	$63,546

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2022 and 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2019 to the present.

9. Leases

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

Summary of lease costs

The Company does not have any finance leases.

The components of lease cost were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$5,278	$2,126
Short term lease cost	—	—
Variable lease cost	2,113	573
Total lease cost	$7,391	$2,699

Supplemental disclosure of cash flow information for the lease was as follows:

Year Ended December 31,
(in thousands)	2022
Operating cash payments for operating leases	$3,247

The weighted-average remaining lease term and discount rate for the leases were as follows:

(in thousands)	As of December 31, 2022
Weighted-average remaining lease term - operating leases	7.25 years
Weighted-average discount rate - operating leases	5.80%

Future minimum lease payments under the non-cancelable operating leases consisted of the following as of December 31, 2022:

Year Ending December 31,	(in thousands)
2023	4,733
2024	4,847
2025	4,993
2026	5,143
2027	5,297
Thereafter	12,490
Total future minimum lease payments	37,503
Less: imputed interest	(7,020)
Present value of lease liabilities	$30,483

Included in the condensed consolidated balance sheet (in thousands)	December 31, 2022
Lease liability	4,610
Lease liability, net of current portion	25,873
Total lease liability	$30,483

10. Commitments and Contingencies

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