Form 10-Q
period 2023-03-31
Dyne Therapeutics, Inc.
filed 2023-05-11
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had 58,310,703 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our rights to develop and commercialize any product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business; and
•
if we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates or our technology may be adversely affected due to such competition.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$181,114	$172,147
Marketable securities	57,097	83,865
Prepaid expenses and other current assets	11,003	9,582
Total current assets	249,214	265,594
Property and equipment, net	5,569	5,945
Right-of-use assets	31,538	32,467
Restricted cash	2,321	2,319
Total assets	$288,642	$306,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	8,770	5,259
Accrued expenses and other current liabilities	8,173	18,219
Lease liabilities	4,644	4,610
Total current liabilities	21,587	28,088
Lease liabilities, net of current portion	25,120	25,873
Total liabilities	46,707	53,961
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 58,305,480 and 55,636,505 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	682,892	649,502
Accumulated other comprehensive loss	(203)	(571)
Accumulated deficit	(440,760)	(396,573)
Total stockholders’ equity	241,935	252,364
Total liabilities and stockholders’ equity	$288,642	$306,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$37,536	$28,236
General and administrative	7,928	7,547
Total operating expenses	45,464	35,783
Loss from operations	(45,464)	(35,783)
Other (expense) income:
Interest income	1,493	230
Other income (expense), net	(216)	(30)
Total other (expense) income, net	1,277	200
Net loss	$(44,187)	$(35,583)
Net loss per share—basic and diluted	$(0.78)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	56,325,864	51,601,444
Comprehensive loss:
Net loss	$(44,187)	$(35,583)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	368	(661)
Comprehensive loss	$(43,819)	$(36,244)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2023	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364
Issuance of common stock in public offering, net of issuance costs of $1.0 million	2,335,150	—	28,186	—	—	28,186
Exercise of stock options	232,292	—	587	—	—	587
Stock-based compensation	—	—	4,617	—	—	4,617
Vesting of restricted stock units	101,533	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	368	—	368
Net loss	—	—	—	—	(44,187)	(44,187)
Balance at March 31, 2023	58,305,480	$6	$682,892	$(203)	$(440,760)	$241,935

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Exercise of stock options	9,583	—	18	—	—	18
Stock-based compensation	—	—	4,488	—	—	4,488
Vesting of restricted shares	20,504	—	—	—	—	—
Vesting of restricted stock units	49,955	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(35,583)	(35,583)
Balance at March 31, 2022	51,649,423	$6	$601,440	$(930)	$(264,057)	$336,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,187)	$(35,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,617	4,488
Depreciation and amortization expense	412	425
Non-cash lease expense	211	1,041
Amortization (accretion) of premium on marketable securities	(181)	605
Loss on sale of marketable securities	23	30
Loss on disposal of property and equipment	118	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,390)	(15,477)
Accounts payable and other liabilities	(6,531)	(6,268)
Net cash used in operating activities	(46,908)	(50,739)
Cash flows from investing activities:
Purchases of property and equipment	(230)	(1,401)
Purchases of marketable securities	(16,687)	(55,327)
Maturities of marketable securities	42,150	52,077
Sales of marketable securities	1,829	2,515
Net cash provided by (used in) investing activities	27,062	(2,136)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	28,228	—
Proceeds from exercise of stock options	587	18
Net cash provided by financing activities	28,815	18
Net increase (decrease) in cash, cash equivalents and restricted cash	8,969	(52,857)
Cash, cash equivalents and restricted cash, beginning of period	174,466	203,519
Cash, cash equivalents and restricted cash, end of period	$183,435	$150,662
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$39	$167
Public offering costs in accounts payable and accrued expenses	$42	$—

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, fluctuations in operating results, compliance with government regulations, the ability to establish clinical- and commercial-scale manufacturing processes and the ability to secure additional capital to fund operations. Product candidates and programs currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization of a product. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed consolidated financial statements.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 2, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Options to purchase common stock	9,280,575	7,948,671
Unvested restricted common stock	—	17,637
Unvested restricted stock units	1,598,341	1,025,908
Total	10,878,916	8,992,216

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

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$181,114	$172,147
Restricted cash	2,321	2,319
Total	$183,435	$174,466

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$1,076	$—	$—	$1,076
Certificates of deposit	1,270	—	—	1,270
Corporate debt securities	33,520	4	(202)	33,322
U.S. treasury notes	21,434	6	(11)	21,429
Total	$57,300	$10	$(213)	$57,097

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$3,955	$—	$—	$3,955
Corporate debt securities	57,231	—	(526)	56,705
Certificates of deposit	4,984	—	—	4,984
U.S. treasury notes	18,266	1	(46)	18,221
Total	$84,436	$1	$(572)	$83,865

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$39,985	$—	$—	$39,985
U.S. treasury notes	25,133	—	—	25,133
Marketable securities
Commercial paper	1,076	—	—	1,076
Certificates of deposit	—	1,270	—	1,270
Corporate debt securities	—	33,322	—	33,322
U.S. treasury notes	21,429	—	—	21,429
Total	$87,623	$34,592	$—	$122,215

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$9,381	$—	$—	$9,381
Corporate debt securities	—	3,852	—	3,852
U.S. treasury notes	811	—	—	811
Marketable securities
Commercial paper	3,955	—	—	3,955
Corporate debt securities	—	56,705	—	56,705
Certificates of deposit	—	4,984	—	4,984
U.S. treasury notes	18,221	—	—	18,221
Total	$32,368	$65,541	$—	$97,909

The fair value of U.S. treasury notes, money market funds and commercial paper were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Certificates of deposit and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	March 31, 2023
Maturing in one year or less	$57,046
Maturing after one year through two years	51
Maturing after two years	—
Total	$57,097

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$6,978	$6,770
Office and computer equipment	1,898	1,898
Construction in process	720	906
Property and equipment—at cost	9,596	9,574
Less accumulated depreciation and amortization	(4,027)	(3,629)
Property and equipment—net	$5,569	$5,945

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Payroll and benefits	$1,736	$5,935
Consulting services	679	776
Legal services	711	410
Research and development	5,047	11,097
Facility costs	—	1
Total	$8,173	$18,219

7. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC as the Company's sales agent, pursuant to which, from time to time, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering. During the three months ended March 31, 2023, the Company issued and sold an aggregate of 2,335,150 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $28.2 million, after deducting fees. The Company sold such shares at a weighted average price of $12.48 per share.

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

As of March 31, 2023, 5,656,476 shares remained available for future issuance under the 2020 Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Three Months Ended March 31,
	2023	2022
Expected volatility	67%	73%
Risk-free interest rate	3.42% — 4.22%	1.47% — 2.44%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	9,381,429	$9.59	8.2	$34,879
Granted	207,500	13.00
Exercised	(232,292)	2.53
Canceled	(76,062)	11.06
Outstanding as of March 31, 2023	9,280,575	$9.83	8.0	$32,227
Options exercisable as of March 31, 2023	4,367,617	$8.91	7.4	$20,449
Options vested or expected to vest as of March 31, 2023	9,280,575	$9.83	8.0	$32,227

The intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 totaled $2.2 million and $0.1 million, respectively. The weighted-average grant date fair value of the options granted during the three months ended March 31, 2023 and 2022 was $8.22 and $5.75 per share, respectively. As of March 31, 2023 there was $28.5 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.3 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the three months ended March 31, 2023 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2023	1,695,191	$13.02
Granted	29,000	12.98
Vested	(101,533)	12.74
Forfeited	(24,317)	11.89
Issued and unvested as of March 31, 2023	1,598,341	$13.05

As of March 31, 2023, there was $17.7 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.1 years.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$2,627	$2,034
General and administrative	1,990	2,454
Total	$4,617	$4,488

8. Subsequent Events

Subsequent to March 31, 2023, the Company issued and sold an aggregate of 2,173,913 shares of common stock under its at-the-market offering for aggregate net proceeds of $24.2 million, after deducting fees. The Company sold such shares at a weighted average price of $11.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited condensed consolidated financial statements and related notes for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 2, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

For our product candidate DYNE-101, in September 2022 we began enrollment in ACHIEVE, an ongoing Phase 1/2 global clinical trial in approximately 72 adult patients with DM1. ACHIEVE consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and splicing from the MAD portion of the trial in the second half of 2023.

For our product candidate DYNE-251, in August 2022 we began enrollment in DELIVER, an ongoing Phase 1/2 global clinical trial in approximately 48 males with DMD who have mutations amenable to exon 51 skipping therapy. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and dystrophin from the MAD portion in the second half of 2023.

In addition, in March 2023, the U.S. Food and Drug Administration granted orphan drug and rare pediatric designations to DYNE-251 for the treatment of DMD in patients amenable to exon 51 skipping. Orphan drug designation is granted by the FDA to drugs and biologics intended for treatment, prevention or diagnosis of a rare disease or condition that affects fewer than 200,000 people annually in the United States. Under the FDA's Orphan Drug Act, orphan drug status provides the potential for certain benefits, including tax credits for clinical development, exemptions for certain administrative fees and up to seven years of market exclusivity following drug approval. Under the FDA's rare pediatric disease designation program, the FDA may grant a priority review voucher to a sponsor who receives a product approval for a rare pediatric disease.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three months ended March 31, 2023 and 2022, we reported a net loss of $44.2 million and $35.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $440.8 million.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities and development of our product candidates and programs. These expenses include:

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$37,536	$28,236	$9,300
General and administrative	7,928	7,547	381
Total operating expenses	45,464	35,783	9,681
Loss from operations	(45,464)	(35,783)	(9,681)
Other income (expense):
Interest income	1,493	230	1,263
Other income (expense), net	(216)	(30)	(186)
Total other income (expense), net	1,277	200	1,077
Net loss	$(44,187)	$(35,583)	$(8,604)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$8,435	$8,424	$11
DYNE-251 (DMD)	10,481	5,853	4,628
Unallocated research and development expenses:
Platform and external research and development	3,400	2,685	715
Personnel related (including stock-based compensation)	11,531	8,336	3,195
Facility related and other	3,689	2,938	751
Total research and development expenses	$37,536	$28,236	$9,300

Expenses related to DYNE-101 remained consistent in the first quarter of 2023 compared to the first quarter of 2022, which is attributable to an increase in clinical trial activity for the ACHIEVE trial, offset by a decrease in manufacturing expenses due to higher manufacturing activity in the first quarter of 2022 to produce a sufficient clinical supply of drug product for the ACHIEVE trial. The increase in expenses related to DYNE-251 in the first quarter of 2023 was primarily due to an increase in clinical trial activity for the DELIVER trial and higher manufacturing costs related to drug conjugation activities for DYNE-251.

The increase in platform and external research and development expenses in the first quarter of 2023 was primarily due to increased external research activity associated with our FSHD program and our discovery programs. The increase in personnel-related expenses in the first quarter of 2023 was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses in the first quarter of 2023 was primarily due to the increased costs of supporting a larger number of research and development personnel and their research efforts and an increase in overhead costs allocable to research and development.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Personnel-related	$2,414	$2,357	$57
Stock-based compensation expense	1,990	2,454	(464)
Professional and consulting fees	2,096	1,759	337
Facility-related and other	1,428	977	451
Total general and administrative expenses	$7,928	$7,547	$381

The increase in personnel-related expenses in the first quarter of 2023 was primarily the result of an increase in headcount in our general and administrative function. The decrease in stock-based compensation expense in the first quarter of 2023 was due to expense for performance-based restricted stock units and performance-based options in the first quarter of 2022 that did not recur in the first quarter of 2023. The increase in professional and consulting fees in the first quarter of 2023 was primarily due to higher intellectual property related legal costs associated with our patent portfolio. The increase in facility-related and other expenses in the first quarter of 2023 was primarily due to the increased costs of supporting a larger number of general and administrative personnel and an increase in overhead costs allocable to general and administrative.

Interest income

Interest income for the three months ended March 31, 2023 and 2022 was $1.5 million and $0.2 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other income for the three months ended March 31, 2023 was $0.2 million due to realized foreign currency gains and losses and realized losses on the sale of marketable securities. Other income for the three months ended March 31, 2022 was less than $0.1 million due to realized losses on the sale of marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates, programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of March 31, 2023 we had cash, cash equivalents and marketable securities of $238.2 million.

In November 2021, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million, which we refer to as our at-the-market offering program. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended March 31, 2023, we issued and sold an aggregate of 2,335,150 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $28.2 million, after deducting fees. We sold such shares at a weighted average price of $12.48 per share. From April 1, 2023 to the date of this filing, we issued and sold an aggregate of 2,173,913 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $24.2 million, after deducing fees. The Company sold such shares at a weighted average price of $11.50 per share.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(46,908)	$(50,739)
Net cash provided by (used in) investing activities	27,062	(2,136)
Net cash provided by financing activities	28,815	18
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,969	$(52,857)

Operating activities

During the three months ended March 31, 2023, operating activities used $46.9 million of cash, due to our net loss of $44.2 million and net cash used by changes in our operating assets and liabilities of $7.9 million, partially offset by non-cash charges of $5.2 million. Net cash used by changes in our operating assets and liabilities consisted of a $1.4 million increase in prepaid expenses and other current assets and a $6.5 million decrease in accounts payable and other liabilities. During the three months ended March 31, 2022, operating activities used $50.7 million of cash, due to our net loss of $35.6 million and net cash used by changes in our operating assets and liabilities of $21.7 million, partially offset by non-cash charges of $6.6 million. Net cash used by changes in our operating assets and liabilities consisted of a $15.5 million increase in prepaid expenses and a $6.3 million decrease in accounts payable and other liabilities. Changes in our operating assets and liabilities during these periods were generally due to growth in our business, increased manufacturing activities, the advancement of our research programs and product candidates, clinical trial activity, the timing of vendor invoices and payments and annual bonus payments related to fiscal year 2022.

Investing activities

During the three months ended March 31, 2023, net cash provided by investing activities was $27.1 million due to maturities of marketable securities of $42.2 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $16.7 million and purchases of property and equipment of $0.2 million. During the three months ended March 31, 2022, net cash used in investing activities was $2.1 million due to purchases of marketable securities of $55.3 million and purchases of property and equipment of $1.4 million, partially offset by maturities of marketable securities of $52.1 million and sales of marketable securities of $2.5 million.

Financing activities

During the three months ended March 31, 2023, net cash provided by financing activities was $28.8 million, consisting of $28.2 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $0.6 million in proceeds received from stock option exercises. During the three months ended March 31, 2022, net cash provided by financing activities was less than $0.1 million in proceeds received from stock option exercises.

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

We have entered into a license agreement with the University of Mons under which we are obligated to make specified milestone and royalty payments. The payment obligations under this agreement are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

There have been no significant changes to our critical accounting policies or estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

Recently Issued and Adopted Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of March 31, 2023. Refer to Note 2, “Summary of Significant Accounting Policies,” in the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Senior Vice President, Head of Finance and Administration), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's, or "SEC," rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $44.2 million and $35.6 million for the three months ended March 31, 2023 and 2022, respectively, and $168.1 million and $149.3 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $440.8 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $238.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

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

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of our Fab, linker and oligonucleotide payloads. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates that we evaluate in preclinical studies and clinical trials, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a biologics license application, or BLA, to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and IT services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future product candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Amendment, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. In December 2022, Congress clarified through The Food and Drug Omnibus Reform Act that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Finally, our ability to develop and market new products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy or REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve a new drug application or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the U.S. Supreme Court. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

We may not be able to obtain orphan drug exclusivity for product candidates we may develop, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.

In March 2023, the FDA granted orphan drug designation to DYNE-251 for the treatment of DMD in patients amenable to exon 51 skipping. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

As of March 31, 2023, we had 122 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our cash, cash equivalents and marketable securities could be adversely affected if a financial institution in which we hold our cash, cash equivalents and marketable securities fails.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation, or FDIC, insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, default, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial condition. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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
•
general economic, industry, political and market conditions; and
•
the other factors described in this “Risk Factors” section.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from a pandemic, such as the COVID-19 pandemic, could result in a variety of risks to our business, including weakened demand for any product candidates we may develop. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our executive officers and directors and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 32.9% of our common stock as of March 31, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of April 30, 2023, we had 58,310,703 shares of common stock outstanding.

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

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: May 11, 2023	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Head of Finance and Administration
(Principal Financial and Accounting Officer)