Form 10-Q
period 2023-06-30
Dyne Therapeutics, Inc.
filed 2023-08-03
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 61,020,486 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$167,608	$172,147
Marketable securities	40,125	83,865
Prepaid expenses and other current assets	5,440	9,582
Total current assets	213,173	265,594
Property and equipment, net	5,359	5,945
Right-of-use assets	30,566	32,467
Restricted cash	2,323	2,319
Total assets	$251,421	$306,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,724	5,259
Accrued expenses and other current liabilities	12,784	18,219
Lease liabilities	4,713	4,610
Total current liabilities	20,221	28,088
Lease liabilities, net of current portion	24,323	25,873
Total liabilities	44,544	53,961
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 61,013,986 and 55,636,505 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	712,589	649,502
Accumulated other comprehensive loss	(56)	(571)
Accumulated deficit	(505,662)	(396,573)
Total stockholders’ equity	206,877	252,364
Total liabilities and stockholders’ equity	$251,421	$306,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$59,130	$46,664	$96,667	$74,899
General and administrative	7,606	6,091	15,533	13,638
Total operating expenses	66,736	52,755	112,200	88,537
Loss from operations	(66,736)	(52,755)	(112,200)	(88,537)
Other (expense) income:
Interest income	2,207	441	3,700	671
Other income (expense), net	(373)	10	(589)	(21)
Total other (expense) income, net	1,834	451	3,111	650
Net loss	$(64,902)	$(52,304)	$(109,089)	$(87,887)
Net loss per share—basic and diluted	$(1.08)	$(1.01)	$(1.88)	$(1.70)
Weighted-average common shares outstanding, basic and diluted	59,835,087	51,679,536	58,090,142	51,640,706
Comprehensive loss:
Net loss	$(64,902)	$(52,304)	$(109,089)	$(87,887)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	147	(226)	515	(887)
Comprehensive loss	$(64,755)	$(52,530)	$(108,574)	$(88,774)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2023	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364
Issuance of common stock in public offering, net of issuance costs of $1.0 million	2,335,150	—	28,186	—	—	28,186
Exercise of stock options	232,292	—	587	—	—	587
Stock-based compensation	—	—	4,617	—	—	4,617
Vesting of restricted stock units	101,533	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	368	—	368
Net loss	—	—	—	—	(44,187)	(44,187)
Balance at March 31, 2023	58,305,480	$6	$682,892	$(203)	$(440,760)	$241,935
Issuance of common stock in public offering, net of issuance costs of $0.8 million	2,173,913	—	24,184	—	—	24,184
Exercise of stock options	432,626	—	764	—	—	764
Stock-based compensation	—	—	4,749	—	—	4,749
Vesting of restricted stock units	101,967	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	147	—	147
Net loss	—	—	—	—	(64,902)	(64,902)
Balance at June 30, 2023	61,013,986	$6	$712,589	$(56)	$(505,662)	$206,877

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Exercise of stock options	9,583	—	18	—	—	18
Stock-based compensation	—	—	4,488	—	—	4,488
Vesting of restricted shares	20,504	—	—	—	—	—
Vesting of restricted stock units	49,955	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(35,583)	(35,583)
Balance at March 31, 2022	51,649,423	$6	$601,440	$(930)	$(264,057)	$336,459
Exercise of stock options	32,367	—	99	—	—	99
Stock-based compensation	—	—	3,031	—	—	3,031
Vesting of restricted shares	10,664	—	—	—	—	—
Vesting of restricted stock units	41,907	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	(52,304)	(52,304)
Balance at June 30, 2022	51,734,361	$6	$604,570	$(1,156)	$(316,361)	$287,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(109,089)	$(87,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,366	7,519
Depreciation and amortization expense	843	885
Non-cash lease expense	454	2,183
Amortization (accretion) of premium on marketable securities	(543)	1,011
Loss on sale of marketable securities	23	21
Loss on disposal of property and equipment	118	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,175	(656)
Accounts payable and other liabilities	(7,897)	(4,724)
Net cash used in operating activities	(102,550)	(81,648)
Cash flows from investing activities:
Purchases of property and equipment	(480)	(1,662)
Purchases of marketable securities	(34,684)	(89,530)
Maturities of marketable securities	77,629	104,740
Sales of marketable securities	1,829	2,759
Net cash provided by investing activities	44,294	16,307
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	52,370	—
Proceeds from exercise of stock options	1,351	117
Net cash provided by financing activities	53,721	117
Net decrease in cash, cash equivalents and restricted cash	(4,535)	(65,224)
Cash, cash equivalents and restricted cash, beginning of period	174,466	203,519
Cash, cash equivalents and restricted cash, end of period	$169,931	$138,295
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$10	$230

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 2, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Options to purchase common stock	9,162,462	8,088,441
Unvested restricted common stock	—	6,973
Unvested restricted stock units	1,555,356	1,017,273
Total	10,717,818	9,112,687

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

Cash, cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$167,608	$172,147
Restricted cash	2,323	2,319
Total	$169,931	$174,466

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$909	$—	$—	$909
Corporate debt securities	12,874	1	(45)	12,830
U.S. treasury notes	26,398	1	(13)	26,386
Total	$40,181	$2	$(58)	$40,125

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$3,955	$—	$—	$3,955
Corporate debt securities	57,231	—	(526)	56,705
Certificates of deposit	4,984	—	—	4,984
U.S. treasury notes	18,266	1	(46)	18,221
Total	$84,436	$1	$(572)	$83,865

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$75,580	$—	$—	$75,580
Corporate debt securities	—	565	—	565
U.S. treasury notes	6,729	—	—	6,729
Marketable securities
Commercial paper	909	—	—	909
Corporate debt securities	—	12,830	—	12,830
U.S. treasury notes	26,386	—	—	26,386
Total	$109,604	$13,395	$—	$122,999

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$9,381	$—	$—	$9,381
Corporate debt securities	—	3,852	—	3,852
U.S. treasury notes	811	—	—	811
Marketable securities
Commercial paper	3,955	—	—	3,955
Corporate debt securities	—	56,705	—	56,705
Certificates of deposit	—	4,984	—	4,984
U.S. treasury notes	18,221	—	—	18,221
Total	$32,368	$65,541	$—	$97,909

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	June 30, 2023
Maturing in one year or less	$40,125
Maturing after one year through two years	—
Maturing after two years	—
Total	$40,125

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$7,350	$6,770
Office and computer equipment	1,993	1,898
Construction in process	474	906
Property and equipment—at cost	9,817	9,574
Less accumulated depreciation and amortization	(4,458)	(3,629)
Property and equipment—net	$5,359	$5,945

Depreciation and amortization expense for the three and six months ended June 30, 2023 was $0.4 million and $0.8 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2022 was $0.5 million and $0.9 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Payroll and benefits	$3,730	$5,935
Consulting services	723	776
Legal services	698	410
Research and development	7,633	11,097
Facility costs	—	1
Total	$12,784	$18,219

7. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC as the Company's sales agent, pursuant to which, from time to time, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering. During the three months ended June 30, 2023, the Company issued and sold an aggregate of 2,173,913 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $24.2 million, after deducting fees. The Company sold such shares at a weighted average price of $11.50 per share. During the six months ended June 30, 2023, the Company issued and sold an aggregate of 4,509,063 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $52.4 million, after deducting fees. The Company sold such shares at a weighted average price of $12.01 per share.

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

As of June 30, 2023, 5,282,981 shares remained available for future issuance under the 2020 Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Six Months Ended June 30,
	2023	2022
Expected volatility	67%	71%
Risk-free interest rate	3.42% — 4.22%	1.47% — 3.55%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2023 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	9,381,429	$9.59	8.2	$34,879
Granted	603,900	12.65
Exercised	(664,918)	2.03
Canceled	(157,949)	10.10
Outstanding as of June 30, 2023	9,162,462	$10.33	7.8	$26,459
Options exercisable as of June 30, 2023	4,593,693	$9.51	7.2	$18,349
Options vested or expected to vest as of June 30, 2023	9,162,462	$10.33	7.8	$26,459

The intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 totaled $7.0 million and $0.2 million, respectively. The weighted-average grant date fair value of the options granted during the six months ended June 30, 2023 and 2022 was $7.93 and $4.54 per share, respectively. As of June 30, 2023 there was $28.1 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.3 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions.

The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the six months ended June 30, 2023 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2023	1,695,191	$13.02
Granted	109,000	12.13
Vested	(203,500)	12.18
Forfeited	(45,335)	11.88
Issued and unvested as of June 30, 2023	1,555,356	$13.10

As of June 30, 2023, there was $16.8 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,707	$1,957	$5,334	$3,990
General and administrative	2,042	1,074	4,032	3,529
Total	$4,749	$3,031	$9,366	$7,519

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

Overview

We are a clinical-stage muscle disease company dedicated to advancing innovative life-transforming therapeutics for people living with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

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

In May 2023, the European Medicines Agency, or EMA, granted orphan drug designation to DYNE-101 for the treatment of DM1. Orphan drug designation is granted by the EMA to drugs and biologics intended for the treatment, diagnosis or prevention of rare, life-threatening or chronically debilitating diseases or conditions that affect fewer than five in 10,000 people in the European Union.

For our product candidate DYNE-251, in August 2022 we began enrollment in DELIVER, an ongoing Phase 1/2 global clinical trial in approximately 48 males with DMD who have mutations amenable to exon 51 skipping. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD, randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. We anticipate reporting initial data on safety, tolerability and dystrophin from the MAD portion in the second half of 2023.

In addition, in March 2023, the U.S. Food and Drug Administration, or the FDA, granted orphan drug and rare pediatric designations to DYNE-251 for the treatment of DMD in patients amenable to exon 51 skipping. Orphan drug designation is granted by the FDA to drugs and biologics intended for treatment, prevention or diagnosis of a rare disease or condition that affects fewer than 200,000 people annually in the United States.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three and six months ended June 30, 2023, we reported net losses of $64.9 million and $109.1 million, respectively. As of June 30, 2023, we had an accumulated deficit of $505.7 million.

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$59,130	$46,664	$12,466
General and administrative	7,606	6,091	1,515
Total operating expenses	66,736	52,755	13,981
Loss from operations	(66,736)	(52,755)	(13,981)
Other income (expense):
Interest income	2,207	441	1,766
Other income (expense), net	(373)	10	(383)
Total other income (expense), net	1,834	451	1,383
Net loss	$(64,902)	$(52,304)	$(12,598)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$18,463	$7,276	$11,187
DYNE-251 (DMD)	21,113	24,195	(3,082)
Unallocated research and development expenses:
Platform and external research and development	3,649	3,153	496
Personnel related (including stock-based compensation)	11,935	8,255	3,680
Facility related and other	3,970	3,785	185
Total research and development expenses	$59,130	$46,664	$12,466

Expenses related to DYNE-101 increased in the second quarter of 2023 compared to the second quarter of 2022. This was attributable to higher manufacturing activity in the second quarter of 2023 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial. The decrease in expenses related to DYNE-251 in the second quarter of 2023 was primarily due to the timing of variable manufacturing costs incurred in the second quarter of 2022, including the purchase of raw materials to produce a sufficient clinical supply of drug product for the DELIVER trial, partially offset by an increase in clinical trial activity for the DELIVER trial.

The increase in platform and external research and development expenses in the second quarter of 2023 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses in the second quarter of 2023 was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Personnel-related	$2,254	$1,858	$396
Stock-based compensation expense	2,042	1,074	968
Professional and consulting fees	1,696	1,659	37
Facility-related and other	1,614	1,500	114
Total general and administrative expenses	$7,606	$6,091	$1,515

The increase in personnel-related expenses in the second quarter of 2023 compared to the second quarter of 2022 was due to increased headcount in our general and administrative function. The increase in stock-based compensation expense was primarily the result of the modification in June 2022 of equity awards granted to our chief executive officer that resulted in lower stock-based compensation expense in the second quarter of 2022. Professional and consulting fees remained consistent in the second quarter of 2023 compared to the second quarter of 2022. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Interest income

Interest income for the three months ended June 30, 2023 and 2022 was $2.2 million and $0.4 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other expense for the three months ended June 30, 2023 was $0.4 million due to realized foreign currency losses. Other income for the three months ended June 30, 2022 was less than $0.1 million due to realized gains on the sale of marketable securities.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$96,667	$74,899	$21,768
General and administrative	15,533	13,638	1,895
Total operating expenses	112,200	88,537	23,663
Loss from operations	(112,200)	(88,537)	(23,663)
Other income (expense):
Interest income	3,700	671	3,029
Other income (expense), net	(589)	(21)	(568)
Total other income (expense), net	3,111	650	2,461
Net loss	$(109,089)	$(87,887)	$(21,202)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$26,899	$15,699	$11,200
DYNE-251 (DMD)	31,594	30,048	1,546
Unallocated research and development expenses:
Platform and external research and development	7,049	5,371	1,678
Personnel related (including stock-based compensation)	23,466	16,592	6,874
Facility related and other	7,659	7,189	470
Total research and development expenses	$96,667	$74,899	$21,768

Expenses related to DYNE-101 increased in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was attributable to higher manufacturing activity in the six months ended June 30, 2023 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial. The increase in expenses related to DYNE-251 was primarily due to an increase in clinical trial activity for the DELIVER trial, offset by the timing of variable manufacturing costs incurred in the six months ended June 30, 2022, including the purchase of raw materials to produce a sufficient clinical supply of drug product for the DELIVER trial.

The increase in platform and external research and development expenses was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Personnel-related	$4,667	$3,817	$850
Stock-based compensation expense	4,032	3,529	503
Professional and consulting fees	3,791	3,418	373
Facility-related and other	3,043	2,874	169
Total general and administrative expenses	$15,533	$13,638	$1,895

Personnel-related expenses increased in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increased headcount in our general and administrative function. The increase in stock-based compensation expense was primarily the result of the modification in June 2022 of equity awards granted to our chief executive officer that resulted in lower stock-based compensation expense in the second quarter of 2022 and additional equity awards granted to general and administrative personnel. The increase in professional and consulting fees was primarily due to higher legal fees. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Interest income

Interest income for the six months ended June 30, 2023 and 2022 was $3.7 million and $0.7 million, respectively, due to interest earned on invested cash balances.

Other (expense) income, net

Other expense for the six months ended June 30, 2023 was $0.6 million due to realized foreign currency gains and losses and realized losses on the sale of marketable securities. Other expense for the six months ended June 30, 2022 was less than $0.1 million due to realized losses on the sale of marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates, programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of June 30, 2023 we had cash, cash equivalents and marketable securities of $207.7 million.

In November 2021, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million, which we refer to as our at-the-market offering program. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended June 30, 2023, the Company issued and sold an aggregate of 2,173,913 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $24.2 million, after deducting fees. The Company sold such shares at a weighted average price of $11.50 per share. During the six months ended June 30, 2023, we issued and sold an aggregate of 4,509,063 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $52.4 million, after deducting fees. We sold such shares at a weighted average price of $12.01 per share.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(102,550)	$(81,648)
Net cash provided by (used in) investing activities	44,294	16,307
Net cash provided by financing activities	53,721	117
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,535)	$(65,224)

Operating activities

During the six months ended June 30, 2023, operating activities used $102.6 million of cash, due to our net loss of $109.1 million and net cash used by changes in our operating assets and liabilities of $3.7 million, partially offset by non-cash charges of $10.3 million. Net cash used by changes in our operating assets and liabilities consisted of a $7.9 million decrease in accounts payable and other liabilities, partially offset by a $4.2 million decrease in prepaid expenses. During the six months ended June 30, 2022, operating activities used $81.6 million of cash, due to our net loss of $87.9 million and net cash used by changes in our operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $11.6 million. Net cash used by changes in our operating assets and liabilities consisted of a $0.7 million increase in prepaid expenses and a $4.7 million decrease in accounts payable and other liabilities. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the six months ended June 30, 2023, net cash provided by investing activities was $44.3 million due to maturities of marketable securities of $77.6 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $34.7 million and purchases of property and equipment of $0.5 million. During the six months ended June 30, 2022, net cash provided by investing activities was $16.3 million due to maturities of marketable securities of $104.7 million and sales of marketable securities of $2.8 million, partially offset by purchases of marketable securities of $89.5 million and purchases of property and equipment of $1.7 million.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $53.7 million, consisting of $52.4 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $1.4 million in proceeds received from stock option exercises. During the six months ended June 30, 2022, net cash provided by financing activities was less than $0.1 million in proceeds received from stock option exercises.

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

Recently Issued and Adopted Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of June 30, 2023. Refer to Note 2, “Summary of Significant Accounting Policies,” in the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Senior Vice President, Head of Finance and Administration), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's, or "SEC," rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Since inception, we have incurred significant operating losses. Our net losses were $109.1 million and $87.9 million for the six months ended June 30, 2023 and 2022, respectively, and $168.1 million and $149.3 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $505.7 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $207.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO currently on clinical hold by Pepgen, Inc.; ENTR-701, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. (in collaboration with Vertex Pharmaceuticals, Inc.); and NT0200, a peptide-nucleic acid (PNA) in preclinical development by Neubase Therapeutics, Inc.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, ELEVIDYS, a gene therapy for DMD developed by Sarepta, was approved by the FDA for the treatment of ambulatory patients with DMD aged 4 to 5 via the FDA accelerated approval pathway. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial with conditional market authorization in the EMA, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to Exon 44 skipping currently on clinical hold, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is being evaluated in a Phase 2 clinical trial in Canada; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development, REGENXBIO Inc., or REGENXBIO with an AAV exon skipping candidate in preclinical development for patients amenable to Exon 53 skipping, and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy in preclinical development by Arrowhead Pharmaceuticals, Inc., AOC-1020, an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc. (in collaboration with Sanofi, Inc.), creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, a preclinical AAV-mediated approach to decrease DUX4 expression by Kate Therapeutics, Inc., and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own fourteen issued U.S. patents and exclusively license two issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As another example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system went into effect on June 1, 2023, which significantly impacts European patents, including those granted before the introduction of such system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). Existing European patents and published applications may be opted out of the jurisdiction of the UPC at any time before the end of a transitional period (at least seven years from the UPC Agreement which went into effect on June 1, 2023), unless an action has already been brought before the UPC in which case an opt-out request cannot be filed. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Finally, our ability to develop and market new products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy or REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgment for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve a new drug application or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the U.S. Court of Appeals for the Fifth Circuit or the U.S. Supreme Court. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

In March 2023, the FDA granted orphan drug designation to DYNE-251 for the treatment of DMD in patients amenable to exon 51 skipping. In May 2023, the EMA granted orphan drug designation to DYNE-101 for the treatment of DM1. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

On June, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, the Pharmaceutical Research and Manufacturers of America and other pharmaceutical companies, filed lawsuits in various courts challenging the IRA. The outcome and timing of these lawsuits and any other litigation involving the IRA is unpredictable and uncertain.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement, depending on the nature of the alleged violations. If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New

Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Following the withdrawal of the UK from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. are also in discussions to develop a US-UK "data bridge", which would function similarly to the EU-U.S. Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the UK to the United States. Any changes or updates to these developments have the potential to impact our business.

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

As of June 30, 2023, we had 134 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 31.1% of our common stock as of June 30, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of July 31, 2023, we had 61,020,486 shares of common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: August 3, 2023	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Head of Finance and Administration
(Principal Financial and Accounting Officer)