Form 10-Q
period 2023-09-30
Dyne Therapeutics, Inc.
filed 2023-10-30
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 61,375,598 shares of common stock, $0.0001 par value per share, outstanding.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. The service marks and trademarks that we own include the marks Dyne Therapeutics® and FORCE™. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

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
•
we are early in our development efforts. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed a clinical trial of any product candidate. As a result, it will be several years before we commercialize a product candidate, if ever. If we are unable to advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$130,279	$172,147
Marketable securities	27,544	83,865
Prepaid expenses and other current assets	10,393	9,582
Total current assets	168,216	265,594
Property and equipment, net	5,112	5,945
Right-of-use assets	29,591	32,467
Restricted cash	2,325	2,319
Total assets	$205,244	$306,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,553	5,259
Accrued expenses and other current liabilities	21,426	18,219
Lease liabilities	4,713	4,610
Total current liabilities	29,692	28,088
Lease liabilities, net of current portion	23,514	25,873
Total liabilities	53,206	53,961
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 61,322,283 and 55,636,505 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	717,917	649,502
Accumulated other comprehensive loss	(13)	(571)
Accumulated deficit	(565,872)	(396,573)
Total stockholders’ equity	152,038	252,364
Total liabilities and stockholders’ equity	$205,244	$306,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$55,251	$34,670	$151,918	$109,570
General and administrative	7,022	7,609	22,556	21,247
Total operating expenses	62,273	42,279	174,474	130,817
Loss from operations	(62,273)	(42,279)	(174,474)	(130,817)
Other (expense) income:
Interest income	2,189	903	5,890	1,575
Other income (expense), net	(126)	(9)	(715)	(30)
Total other (expense) income, net	2,063	894	5,175	1,545
Net loss	$(60,210)	$(41,385)	$(169,299)	$(129,272)
Net loss per share—basic and diluted	$(0.99)	$(0.80)	$(2.86)	$(2.50)
Weighted-average common shares outstanding, basic and diluted	61,109,917	51,795,446	59,107,795	51,692,899
Comprehensive loss:
Net loss	$(60,210)	$(41,385)	$(169,299)	$(129,272)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	43	173	558	(714)
Comprehensive loss	$(60,167)	$(41,212)	$(168,741)	$(129,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2023	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364
Issuance of common stock in public offering, net of issuance costs of $1.0 million	2,335,150	—	28,186	—	—	28,186
Exercise of stock options	232,292	—	587	—	—	587
Stock-based compensation	—	—	4,617	—	—	4,617
Vesting of restricted stock units	101,533	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	368	—	368
Net loss	—	—	—	—	(44,187)	(44,187)
Balance at March 31, 2023	58,305,480	$6	$682,892	$(203)	$(440,760)	$241,935
Issuance of common stock in public offering, net of issuance costs of $0.8 million	2,173,913	—	24,184	—	—	24,184
Exercise of stock options	432,626	—	764	—	—	764
Stock-based compensation	—	—	4,749	—	—	4,749
Vesting of restricted stock units	101,967	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	147	—	147
Net loss	—	—	—	—	(64,902)	(64,902)
Balance at June 30, 2023	61,013,986	$6	$712,589	$(56)	$(505,662)	$206,877
Exercise of stock options	125,461	—	453	—	—	453
Stock-based compensation	—	—	4,875	—	—	4,875
Vesting of restricted stock units	182,836	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	43	—	43
Net loss	—	—	—	—	(60,210)	(60,210)
Balance at September 30, 2023	61,322,283	$6	$717,917	$(13)	$(565,872)	$152,038

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Exercise of stock options	9,583	—	18	—	—	18
Stock-based compensation	—	—	4,488	—	—	4,488
Vesting of restricted shares	20,504	—	—	—	—	—
Vesting of restricted stock units	49,955	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(35,583)	(35,583)
Balance at March 31, 2022	51,649,423	$6	$601,440	$(930)	$(264,057)	$336,459
Exercise of stock options	32,367	—	99	—	—	99
Stock-based compensation	—	—	3,031	—	—	3,031
Vesting of restricted shares	10,664	—	—	—	—	—
Vesting of restricted stock units	41,907	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	(52,304)	(52,304)
Balance at June 30, 2022	51,734,361	$6	$604,570	$(1,156)	$(316,361)	$287,059
Exercise of stock options	19,354	—	70	—	—	70
Stock-based compensation	—	—	3,827	—	—	3,827
Vesting of restricted shares	4,511	—	—	—	—	—
Vesting of restricted stock units	148,547	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(41,385)	(41,385)
Balance at September 30, 2022	51,906,773	$6	$608,467	$(983)	$(357,746)	$249,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(169,299)	$(129,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,242	11,346
Depreciation and amortization expense	1,274	1,282
Non-cash lease expense	620	1,448
Amortization (accretion) of premium on marketable securities	(908)	1,248
Loss on sale of marketable securities	23	30
Loss on disposal of property and equipment	118	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(781)	(4,654)
Accounts payable and other liabilities	1,559	(5,881)
Net cash used in operating activities	(153,152)	(124,453)
Cash flows from investing activities:
Purchases of property and equipment	(647)	(2,548)
Purchases of marketable securities	(44,262)	(94,712)
Maturities of marketable securities	100,195	162,466
Sales of marketable securities	1,829	2,759
Net cash provided by investing activities	57,115	67,965
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	52,370	—
Proceeds from exercise of stock options	1,805	187
Net cash provided by financing activities	54,175	187
Net decrease in cash, cash equivalents and restricted cash	(41,862)	(56,301)
Cash, cash equivalents and restricted cash, beginning of period	174,466	203,519
Cash, cash equivalents and restricted cash, end of period	$132,604	$147,218
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$27	$—

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 2, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Options to purchase common stock	9,085,392	8,352,831
Unvested restricted common stock	—	2,462
Unvested restricted stock units	1,381,259	937,688
Total	10,466,651	9,292,981

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

Cash, cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$130,279	$172,147
Restricted cash	2,325	2,319
Total	$132,604	$174,466

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Corporate debt securities	6,697	—	(13)	6,684
U.S. treasury notes	20,860	1	(1)	20,860
Total	$27,557	$1	$(14)	$27,544

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	$3,955	$—	$—	$3,955
Corporate debt securities	57,231	—	(526)	56,705
Certificates of deposit	4,984	—	—	4,984
U.S. treasury notes	18,266	1	(46)	18,221
Total	$84,436	$1	$(572)	$83,865

The scheduled maturity for the Company's marketable securities at September 30, 2023 was less than one year.

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$81,965	$—	$—	$81,965
U.S. treasury notes	14,547	—	—	14,547
Marketable securities
Corporate debt securities	—	6,684	—	6,684
U.S. treasury notes	20,860	—	—	20,860
Total	$117,372	$6,684	$—	$124,056

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$9,381	$—	$—	$9,381
Corporate debt securities	—	3,852	—	3,852
U.S. treasury notes	811	—	—	811
Marketable securities
Commercial paper	3,955	—	—	3,955
Corporate debt securities	—	56,705	—	56,705
Certificates of deposit	—	4,984	—	4,984
U.S. treasury notes	18,221	—	—	18,221
Total	$32,368	$65,541	$—	$97,909

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

5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$7,432	$6,770
Office and computer equipment	2,080	1,898
Construction in process	490	906
Property and equipment—at cost	10,002	9,574
Less accumulated depreciation and amortization	(4,890)	(3,629)
Property and equipment—net	$5,112	$5,945

Depreciation and amortization expense for the three and nine months ended September 30, 2023 was $0.4 million and $1.3 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $0.4 million and $1.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Payroll and benefits	$5,984	$5,935
Consulting services	657	776
Legal services	564	410
Research and development	14,221	11,097
Facility costs	—	1
Total	$21,426	$18,219

7. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC as the Company's sales agent, pursuant to which, from time to time, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering. During the nine months ended September 30, 2023, the Company issued and sold an aggregate of 4,509,063 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $52.4 million, after deducting fees. The Company sold such shares at a weighted average price of $12.01 per share.

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

As of September 30, 2023, 5,288,851 shares remained available for future issuance under the 2020 Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	67%	71%
Risk-free interest rate	3.42% — 4.47%	1.47% — 4.11%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2023 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	9,381,429	$9.59	8.2	$34,879
Granted	764,400	12.38
Exercised	(790,379)	2.28
Canceled	(270,058)	10.58
Outstanding as of September 30, 2023	9,085,392	$10.43	7.7	$15,506
Options exercisable as of September 30, 2023	4,988,311	$9.63	7.1	$12,443
Options vested or expected to vest as of September 30, 2023	9,085,392	$10.43	7.7	$15,506

The intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 totaled $8.0 million and $0.4 million, respectively. The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2023 and 2022 was $7.79 and $5.33 per share, respectively. As of September 30, 2023 there was $25.5 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.2 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2023 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2023	1,695,191	$13.02
Granted	142,000	11.89
Vested	(386,336)	14.39
Forfeited	(69,596)	12.56
Issued and unvested as of September 30, 2023	1,381,259	$12.54

As of September 30, 2023, there was $15.2 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.7 years.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,868	$2,097	$8,202	$6,087
General and administrative	2,007	1,730	6,040	5,259
Total	$4,875	$3,827	$14,242	$11,346

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

For our product candidate DYNE-101, in September 2022 we began enrollment in ACHIEVE, an ongoing Phase 1/2 global clinical trial in patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, and a 96-week long-term extension. In the MAD portion of the trial, we have completed enrollment in the 1.8 mg/kg (approximate ASO dose) cohort (n=16) evaluating once every four-week dosing and the 3.4 mg/kg cohort evaluating once every four-week dosing (n=16) and once every eight-week dosing (n=8). A total of 40 patients have been enrolled in these two cohorts to date. All patients who completed the 24-week MAD portion of ACHIEVE have entered the 24-week OLE. To date, the safety profile of DYNE-101 has supported dose escalation in the MAD portion of the trial to cohort 3 (up to 6.8 mg/kg), which is currently enrolling participants. Per the trial protocol, further dose escalation to cohort 4 (up to 10.2 mg/kg) will be based on review of safety data from cohort 3, when available, and the overall safety data from the trial. To date, no participants have demonstrated treatment-emergent anemia and there have been no discontinuations. We anticipate reporting initial data on safety, tolerability, splicing and functional outcome of myotonia from the MAD portion of the trial in early January 2024.

In May 2023, the European Medicines Agency, or EMA, granted orphan drug designation to DYNE-101 for the treatment of DM1. Orphan drug designation is granted by the EMA to drugs and biologics intended for the treatment, diagnosis or prevention of rare, life-threatening or chronically debilitating diseases or conditions that affect fewer than five in 10,000 people in the European Union.

In September 2023, the U.S. Food and Drug Administration, or the FDA, granted orphan drug designation to DYNE-101 for the treatment of DM1. Orphan drug designation is granted by the FDA to drugs and biologics intended for treatment, prevention or diagnosis of a rare disease or condition that affects fewer than 200,000 people annually in the United States.

For our product candidate DYNE-251, in August 2022 we began enrollment in DELIVER, an ongoing Phase 1/2 global clinical trial in patients with DMD who have mutations amenable to exon 51 skipping. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension. To date, a total of 32 patients have been enrolled across the first five cohorts (0.7 mg/kg (n=6), 1.4 mg/kg (n=6), 2.8 mg/kg (n=6), 5 mg/kg (n=6) and 10 mg/kg (n=8)), and we have completed enrollment through the 10 mg/kg (approximate PMO dose) cohort evaluating once every four-week dosing. All patients who completed the 24-week MAD portion of DELIVER have entered the 24-week OLE. To date, the safety profile of DYNE-251 supported dose escalation in the MAD portion of the trial to cohort 6 (up to 20 mg/kg), which is currently enrolling participants. Per the trial protocol, further dose escalation to cohort 7 (up to 40 mg/kg) will be based on review of safety data from cohort 6, when available, and safety data from the trial overall. To date, no participants have demonstrated treatment-emergent anemia and there have been no discontinuations. We anticipate reporting initial data on safety, tolerability and dystrophin expression from the MAD portion in early January 2024.

In addition, in March 2023, the FDA granted orphan drug and rare pediatric designations to DYNE-251 for the treatment of DMD in patients amenable to exon 51 skipping.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three and nine months ended September 30, 2023, we reported net losses of $60.2 million and $169.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $565.9 million.

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$55,251	$34,670	$20,581
General and administrative	7,022	7,609	(587)
Total operating expenses	62,273	42,279	19,994
Loss from operations	(62,273)	(42,279)	(19,994)
Other income (expense):
Interest income	2,189	903	1,286
Other income (expense), net	(126)	(9)	(117)
Total other income (expense), net	2,063	894	1,169
Net loss	$(60,210)	$(41,385)	$(18,825)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$21,665	$9,148	$12,517
DYNE-251 (DMD)	14,022	9,561	4,461
Unallocated research and development expenses:
Platform and external research and development	3,102	2,952	150
Personnel related (including stock-based compensation)	12,506	9,400	3,106
Facility related and other	3,956	3,609	347
Total research and development expenses	$55,251	$34,670	$20,581

Expenses related to DYNE-101 increased in the third quarter of 2023 compared to the third quarter of 2022. This was attributable to higher manufacturing activity in the third quarter of 2023 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial. Expenses related to DYNE-251 increased in the third quarter of 2023 compared to the third quarter of 2022. This was attributable to higher manufacturing activity in the third quarter of 2023 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the DELIVER trial.

The increase in platform and external research and development expenses in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Personnel-related	$2,129	$1,953	$176
Stock-based compensation expense	2,007	1,730	277
Professional and consulting fees	1,353	2,232	(879)
Facility-related and other	1,533	1,694	(161)
Total general and administrative expenses	$7,022	$7,609	$(587)

The increase in personnel-related expenses and stock-based compensation expense in the third quarter of 2023 compared to the third quarter of 2022 was due to increased headcount in our general and administrative function. Professional and consulting fees decreased primarily due to an increase in headcount in our general and administrative function, which allowed the Company to reduce its usage of external professionals and consultants. Facility-related and other expenses decreased primarily due to decreased general business expenses, including the cost of corporate insurance policies.

Interest income

Interest income for the three months ended September 30, 2023 and 2022 was $2.2 million and $0.9 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an overall increase in interest rates, partially offset by the impact of having a lower cash, cash equivalents and marketable securities balance on which we are earning interest.

Other (expense) income, net

Other expense for the three months ended September 30, 2023 was $0.1 million due to realized foreign currency losses. Other income for the three months ended September 30, 2022 was less than $0.1 million due to realized losses on the sale of marketable securities.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$151,918	$109,570	$42,348
General and administrative	22,556	21,247	1,309
Total operating expenses	174,474	130,817	43,657
Loss from operations	(174,474)	(130,817)	(43,657)
Other income (expense):
Interest income	5,890	1,575	4,315
Other income (expense), net	(715)	(30)	(685)
Total other income (expense), net	5,175	1,545	3,630
Net loss	$(169,299)	$(129,272)	$(40,027)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$48,565	$23,466	$25,099
DYNE-251 (DMD)	45,615	40,991	4,624
Unallocated research and development expenses:
Platform and external research and development	10,151	8,323	1,828
Personnel related (including stock-based compensation)	35,973	25,992	9,981
Facility related and other	11,614	10,799	815
Total research and development expenses	$151,918	$109,571	$42,347

Expenses related to DYNE-101 increased in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was attributable to higher manufacturing activity in the nine months ended September 30, 2023 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial. The increase in expenses related to DYNE-251 was primarily due to an increase in clinical trial activity for the DELIVER trial.

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

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Personnel-related	$6,794	$5,769	$1,025
Stock-based compensation expense	6,040	5,259	781
Professional and consulting fees	5,145	5,148	(3)
Facility-related and other	4,577	5,071	(494)
Total general and administrative expenses	$22,556	$21,247	$1,309

Personnel-related expenses and stock-based compensation expense increased in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to increased headcount in our general and administrative function. Professional and consulting fees remained consistent in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Facility-related and other expenses decreased primarily due to decreased general business expenses, including the cost of corporate insurance policies.

Interest income

Interest income for the nine months ended September 30, 2023 and 2022 was $5.9 million and $1.6 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an overall increase in interest rates, partially offset by the impact of having a lower cash, cash equivalents and marketable securities balance on which we are earning interest.

Other (expense) income, net

Other expense for the nine months ended September 30, 2023 was $0.7 million due to realized foreign currency gains and losses and realized losses on the sale of marketable securities. Other expense for the nine months ended September 30, 2022 was less than $0.1 million due to realized losses on the sale of marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates, programs and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of September 30, 2023 we had cash, cash equivalents and marketable securities of $157.8 million.

In November 2021, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million, which we refer to as our at-the-market offering program. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the nine months ended September 30, 2023, we issued and sold an aggregate of 4,509,063 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $52.4 million, after deducting fees. We sold such shares at a weighted average price of $12.01 per share.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(153,152)	$(124,453)
Net cash provided by (used in) investing activities	57,115	67,965
Net cash provided by financing activities	54,175	187
Net increase (decrease) in cash, cash equivalents and restricted cash	$(41,862)	$(56,301)

Operating activities

During the nine months ended September 30, 2023, operating activities used $153.2 million of cash, due to our net loss of $169.3 million, partially offset by non-cash charges of $15.4 million and net cash provided by changes in our operating assets and liabilities of $0.8 million. Net cash provided by changes in our operating assets and liabilities consisted of a $1.6 million increase in accounts payable and other liabilities, partially offset by a $0.8 million increase in prepaid expenses. During the nine months ended September 30, 2022, operating activities used $124.5 million of cash, due to our net loss of $129.3 million and net cash used by changes in our operating assets and liabilities of $10.5 million, partially offset by non-cash charges of $15.3 million. Net cash used by changes in our operating assets and liabilities consisted of a $4.7 million increase in prepaid expenses and other current assets and a $5.9 million decrease in accounts payable and other liabilities. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $57.1 million due to maturities of marketable securities of $100.2 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $44.3 million and purchases of property and equipment of $0.6 million. During the nine months ended September 30, 2022, net cash provided by investing activities was $68.0 million due to maturities of marketable securities of $162.4 million and sales of marketable securities of $2.8 million, partially offset by purchases of marketable securities of $94.7 million and purchases of property and equipment of $2.5 million.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $54.2 million, consisting of $52.4 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $1.8 million in proceeds received from stock option exercises. During the nine months ended September 30, 2022, net cash provided by financing activities was $0.2 million, consisting of proceeds received from stock option exercises.

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

Recently Issued and Adopted Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Senior Vice President, Head of Finance and Administration), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's, or "SEC," rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $169.3 million and $129.3 million for the nine months ended September 30, 2023 and 2022, respectively, and $168.1 million and $149.3 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $565.9 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our product candidates are in varying stages of preclinical and clinical development. We have not completed a clinical trial of any product candidate, and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $157.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Risks related to discovery and development

We are early in our development efforts. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. As a result it will be several years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have focused our efforts to date on developing our platform, identifying our programs and commencing the clinical development of our product candidates. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed a clinical trial of any product candidate. Our ability to generate product revenue, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

If in the future we are unable to demonstrate that such side effects were caused by factors other than our product candidates, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; gene editing treatments in preclinical development by Biogen, Inc. and Vertex Pharmaceuticals, Inc., or Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO currently on clinical hold by Pepgen, Inc.; and ENTR-701, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. (in collaboration with Vertex Pharmaceuticals, Inc.).

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 53 and Exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, ELEVIDYS, a gene therapy for DMD developed by Sarepta, was approved by the FDA for the treatment of ambulatory patients with DMD aged 4 to 5 via the FDA accelerated approval pathway. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to Exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial with conditional market authorization in the EMA that was denied renewal and conversion to full market authorization in September 2023 and is subject to a request for re-examination, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to Exon 44 skipping currently on clinical hold, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to Exon 51 skipping which is being evaluated in a Phase 2 clinical trial in Canada; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development, REGENXBIO Inc., or REGENXBIO with an AAV exon skipping candidate in preclinical development for patients amenable to Exon 53 skipping, and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to Exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Denali Therapeutics, Inc., Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own fifteen issued U.S. patents and exclusively license two issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering any of the product candidates we may develop or our technology, the defendant could counterclaim that the patent covering the product candidate or technology is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, derivation proceedings, post grant review, inter partes review and equivalent proceedings such as opposition, invalidation and revocation proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover any product candidates we may develop or our technology or prevent third parties from competing with any product candidates we may develop or our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the U.S. Court of Appeals for the Fifth Circuit or the U.S. Supreme Court. The U.S. Court of Appeals for the Fifth Circuit held oral arguments for the case on May 17, 2023 and, on August 16, 2023, issued its decision. The U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. On September 8, 2023, the Department of Justice and a manufacturer of mifepristone asked the U.S. Supreme Court to review this decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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
•
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•
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

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 12, 2023, the Chamber of Commerce moved for preliminary injunctive relief seeking to halt implementation of the drug pricing provisions of the IRA. On September 29, 2023, in the first substantive ruling in this litigation, the U.S. District Court for the Southern District of Ohio denied the Chamber of Commerce’s motion, finding that the Chamber of Commerce did not show, among other things, a strong likelihood of success on its constitutional arguments because Medicare is voluntary. The U.S. District Court for the Southern District of Ohio also denied the government’s motion to dismiss, indicating that it needs more information from the parties before ruling on that motion. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sale” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data

Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Following the withdrawal of the UK from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a to develop a U.S.-UK "Data Bridge", which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

As of September 30, 2023, we had 136 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 31.4% of our common stock as of September 30, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of October 27, 2023, we had 61,375,598 shares of common stock outstanding.

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

As a public company, and particularly after we are no longer an EGC or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly compared to when we were a private company. For example, as a public company it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantial costs. The impact of these events could also make it more difficult for us to attract and retain qualified members of our board of directors.

We cannot predict or estimate the amount of costs we may incur to continue to operate as a public company, nor can we predict the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find either exclusive forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: October 30, 2023	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Head of Finance and Administration
(Principal Financial and Accounting Officer)