Form 10-K
period 2023-12-31
Dyne Therapeutics, Inc.
filed 2024-03-05
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ No ☐

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $504.0 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2024 was 81,958,068.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
our ability to establish and maintain collaborations or obtain additional funding; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act.

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

This Annual Report includes statistical and other industry and market data that we obtained from independent industry publications and research, surveys and studies conducted by independent third parties as well as our own estimates of the prevalence of certain diseases and conditions. The market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the patient population with the potential to benefit from treatment with any of our product candidates includes several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect the addressable patient population. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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
•
the outcome of preclinical studies and initial data from earlier-stage clinical trials may not be predictive of final results of clinical trials or future clinical trials;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage muscle disease company focused on advancing innovative life-transforming therapeutics for people living with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations, and diseases involving the central nervous system, or CNS. We have identified product candidates for each of our DM1, DMD and FSHD programs that are in varying stages of preclinical and clinical development. The following table summarizes our portfolio:

Our product candidate DYNE-101 is being evaluated in ACHIEVE, an ongoing Phase 1/2 global clinical trial in patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, and a 96-week long-term extension.

Our product candidate DYNE-251 is being evaluated in DELIVER, an ongoing Phase 1/2 global clinical trial in patients with DMD who have mutations amenable to exon 51 skipping. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension.

In January 2024, we announced positive initial clinical data from the ACHIEVE trial and the DELIVER trial which we believe validates the promise of the FORCE platform.

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

We have demonstrated proof-of-concept of our FORCE platform with our initial data from our ACHIEVE and DELIVER clinical trials as well as in multiple in vitro and in vivo studies. In murine and non-human primate, or NHP, studies, we have delivered ASOs and phosphorodiamidate morpholino oligomers, or PMOs to genetic targets within muscle tissue and observed durable, disease-modifying, functional benefit in preclinical models of disease. In the initial data from ACHIEVE, DYNE-101 demonstrated a dose dependent splicing correction and increase in muscle delivery and DMPK knockdown while also showing functional improvement in myotonia. In the initial data from DELIVER, once every 4-week administration of DYNE-251 reached levels of dystrophin expression, exon skipping and percent dystrophin positive fibers that exceeded levels reported in a third-party clinical trial for the current weekly standard of care for DMD exon 51, eteplirsen, at 6 months with a 24-fold lower total PMO dose.

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

Our strategy

Our goal is to become the leading muscle disease company by advancing innovative life-transforming therapeutics for genetically driven diseases. To accomplish this, we intend to continue building a team that shares our commitment to patients, to continue to enhance our platform and to advance our pipeline. The key elements of our strategy are to:

•
Advance our co-lead product candidates for DM1 and DMD through development and to commercialization to offer meaningful benefit to patients;
•
Progress our FSHD program to the clinic with the goal of ultimately offering a therapeutic for a disease with no approved treatments;
•
Establish a DMD franchise by expanding our DMD program to reach additional DMD patient populations;
•
Expand our pipeline to additional product candidates and indications to fully exploit the potential of our proprietary FORCE platform;
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

Our management team is led by Joshua Brumm, our President and Chief Executive Officer, who brings over 18 years of leadership experience with life sciences companies; Susanna High, our Chief Operating Officer, who has more than two decades of experience leading corporate strategy, portfolio management, business planning and operations for biotechnology companies; Wildon Farwell, M.D., our Chief Medical Officer, who has significant expertise in clinical development and medical affairs in neuromuscular diseases and oligonucleotide therapies; and Oxana Beskrovnaya, Ph.D., our Chief Scientific Officer, who has extensive experience in musculoskeletal and renal research. Our organization is comprised of 141 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We have also established scientific and clinical advisory boards comprised of leading experts in the fields of muscle disease drug discovery and development and nucleic acid therapeutics, who share our mission of delivering disease-modifying therapeutics for patients with serious muscle diseases.

Our portfolio

We are creating a pipeline of product candidates and programs to address diseases with high unmet need with etiologic targets. Our initial focus is on DM1, DMD and FSHD with potential pipeline expansion opportunities in additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the CNS. In selecting diseases to target with our FORCE platform, we seek diseases with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways, and where we believe that we would be able to commercialize any products that we develop and are approved with an efficient, targeted sales force. We have global commercial rights to all of our programs.

Myotonic dystrophy type 1 (DM1)

Overview

We are developing our product candidate, DYNE-101, to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that causes the disease. DYNE-101 consists of our proprietary Fab conjugated with our linker to an ASO and is designed to reduce the accumulation of DMPK pre-mRNA in the nucleus, release splicing proteins and potentially stop or reverse disease progression. In in vitro and in vivo preclinical studies supporting our DM1 program, we have observed a reduction in nuclear foci and toxic nuclear DMPK RNA, correction of splicing changes, reversal of myotonia, which is a neuromuscular condition in which the relaxation of a muscle is impaired, and enhanced muscle distribution. DYNE-101 is currently being evaluated in the ACHIEVE trial, a Phase 1/2 global clinical trial of adult patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension. In January 2024, we reported positive initial data from the MAD portion of the ACHIEVE trial, including on safety, tolerability, splicing and myotonia as measured by video hand opening time, or vHOT. We anticipate reporting data from multiple, higher-dose cohorts of the ACHIEVE trial in the second half of 2024.

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

Overview of DM1 phenotypes

Phenotype	Clinical presentation	Estimated % of DM1 patients	Age of onset
Late-onset	• Myotonia • Muscle weakness • Cataracts	10%	40 - 70 years
Classical (Adult-onset)	• Muscle weakness and wasting • Myotonia • Cardiac conduction abnormalities • Respiratory insufficiency • Fatigue/Excessive daytime sleepiness • GI disturbance • Cataracts	65%	Early teens - 50 years
Childhood	• Psychological problems • Low IQ • Incontinence	15%	1 - 10 years
Congenital (cDM1)	• Infantile hypotonia • Severe generalized weakness	10%	Birth

• Respiratory deficits • Intellectual disability • Classic signs present in adults

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

Current approaches and limitations

There are currently no disease-modifying therapies to treat DM1 that are approved and treatment is focused largely on symptom management or palliative therapies. There are a number of product candidates in development, including product candidates in late-stage clinical development, that also are focused on symptom management or palliative therapies and do not target toxic nuclear DMPK RNA, which is the genetic basis of the disease. There remains a high unmet medical need for new disease-modifying therapies.

Our approach - DYNE-101

Our program is designed to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that is the cause of the disease. Our product candidate, DYNE-101, consists of our proprietary Fab targeting TfR1 conjugated to an ASO to reduce the levels of mutant DMPK RNA in the nucleus, thereby releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease progression. The ASO is a gapmer oligonucleotide that is designed to translocate to the nucleus, bind its complementary sequence on the DMPK RNA, recruit RNAseH1 to degrade DMPK RNA and thus reduce toxic nuclear DMPK RNA. We have chosen to develop our product candidate with an ASO because single-stranded ASOs preferentially target nuclear RNAs, which is essential for degradation of toxic nuclear DMPK RNA. DYNE-101 has been granted orphan drug designation by the European Medicines Agency and the U.S. Food and Drug Administration, or FDA, for the treatment of DM1.

Preclinical data

We have conducted extensive preclinical studies supporting the development of DYNE-101 in multiple preclinical disease models. In in vitro and in vivo preclinical studies, we observed a reduction of nuclear foci, correction of splicing and reversal of myotonia in disease models, reduction of toxic human nuclear DMPK in a hTfR1/DMSXL DM1 mouse model developed by us. In NHPs, DYNE-101 demonstrated a favorable safety profile and achieved enhanced muscle distribution as evidenced by a reduction in wild-type DMPK RNA.

Data from Multiple DM1 Models Demonstrated that FORCE was Delivered to Muscle and Drove Disease Modification

Phase 1/2 ACHIEVE Clinical Trial of DYNE-101 in DM1

DYNE-101 is currently being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial consisting of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension. The trial, which is designed to be registrational, is enrolling adult patients with DM1 who are 18 to 49 years of age. The primary endpoints are safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing, as well as measures of muscle strength and function. In the MAD portion of the ACHIEVE trial, patients are randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts will be dosed from 1.8 mg/kg to 10.2 mg/kg (approximate ASO dose). Following the placebo-controlled period, patients transition to DYNE-101 treatment in the OLE portion of the trial and in the long-term extension.

The initial efficacy assessment of the DYNE-101 ACHIEVE trial reported in January 2024 was based on data from 32 adult DM1 patients enrolled in the randomized, placebo-controlled MAD portion of the trial, including 6-month data from the 1.8 mg/kg (approximate ASO dose) cohort (n=16) and 3-month data from the 3.4 mg/kg Q4W cohort (n=16). In each of these cohorts, participants were randomized to receive either DYNE-101 (n=6) or placebo (n=4) once every four weeks or participants in the recovery arm (n=6) received two doses of DYNE-101 followed by placebo for the remainder of the MAD portion of the trial.

In the ACHIEVE trial, DYNE-101 demonstrated a dose dependent splicing correction and increase in muscle delivery and DMPK knockdown while also showing functional improvement in myotonia. Key initial findings from ACHIEVE include:

Muscle Delivery: Administration of 3.4 mg/kg of DYNE-101 Q4W demonstrated a mean ASO muscle concentration of 21.5 ng/g at 3 months while administration of 1.8 mg/kg Q4W showed a mean ASO muscle concentration of 10.0 ng/g at 3 months and 12.7 ng/g at 6 months.

DMPK Knockdown: Evaluable patients in the 3.4 mg/kg Q4W group had a 40% mean DMPK knockdown from baseline compared to 25% in patients in the 1.8 mg/kg Q4W group at 3 months and 16% in patients in the 1.8 mg/kg Q4W group at 6 months.

Splicing: Evaluable patients treated with 3.4 mg/kg Q4W of DYNE-101 had a 19% mean splicing correction from baseline across a broad, 22-gene panel at 3 months, with all evaluable participants experiencing an improvement. Patients in the 1.8 mg/kg Q4W group at 3 months had a 13% mean splicing correction and at 6 months had a 7% mean increase in splicing.

Function: Patients treated with 1.8 mg/kg of DYNE-101 Q4W had a mean 3.8 second benefit in myotonia at 6 months as measured by vHOT.

Patient Reported Outcome: Patients in the DYNE-101 1.8 mg/kg Q4W group experienced an overall improvement at 6 months in the Myotonic Dystrophy Health Index, including the fatigue subscale, suggesting potential benefit of DYNE-101 in the CNS.

Safety and tolerability data in this initial assessment of the ACHIEVE trial were based on 45 patients enrolled through the 5.4 mg/kg Q8W cohort of the MAD portion. As of the data cutoff date of December 6, 2023, DYNE-101 demonstrated a favorable safety profile. Additionally, the majority of treatment-emergent adverse events were mild or moderate, and no related serious treatment-emergent adverse events were identified. In addition, no participants demonstrated treatment-emergent anemia, and no clinically meaningful changes were observed in kidney or liver parameters. Also, no participants demonstrated kidney injury. Liver enzyme elevations were observed in approximately 18% of participants, with no impact on liver function. Interpretation is complicated by underlying liver disease and elevated baseline values up to approximately 2.5 times greater than the upper limit of normal. All participants who have completed the MAD portion of ACHIEVE have enrolled in the 24-week OLE.

Enrollment is complete through the 5.4 mg/kg Q8W cohort of the ACHIEVE trial (48 total patients enrolled), and we are currently enrolling in the 6.8 mg/kg Q8W cohort. These initial clinical data position us to optimize dose and dose regimen for DYNE-101 with the goal of initiating registrational cohorts in the trial by the end of 2024. We anticipate reporting data from multiple, higher dose cohorts of the ACHIEVE trial in the second half of 2024.

Duchenne muscular dystrophy (DMD)

Overview

We are developing product candidates under our DMD program to address the genetic basis of DMD by delivering a PMO to muscle tissue to promote the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a more complete, functional dystrophin protein and to potentially stop or reverse disease progression. We believe that PMOs, with their preferential targeting of nuclear mechanisms, are the best payload to address nuclear exon skipping. In in vitro and in vivo preclinical studies, our PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We are seeking to build a global DMD franchise by initially focusing on the development of our product candidate DYNE-251 for patients with mutations amenable to skipping exon 51, to be followed by the development of product candidates for patients with mutations amenable to skipping other exons, including exon 53, 45 and 44. DYNE-251 is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial in males with mutations amenable to skipping exon 51. The DELIVER trial consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension and a 96-week long-term extension. In January 2024, we reported positive initial data from the MAD portion of the DELIVER trial, including on safety, tolerability and dystrophin expression. We anticipate reporting data from multiple, higher dose cohorts of the DELIVER trial in the second half of 2024.

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

Our approach

Our DMD program is designed to address the genetic basis of DMD by promoting the skipping of specific DMD exons in the nucleus, allowing muscle cells to create more complete, functional dystrophin protein. Under our DMD program, we are developing product candidates that incorporate our proprietary Fab targeting TfR1 conjugated to a PMO designed to promote the skipping of specific DMD exons in the nucleus. Existing clinical data generated by others supports the benefits of utilizing a single stranded ASO or PMO to skip the faulty exon in the nucleus of DMD patient cells. We believe our Fab targeting TfR1 allows for more efficient delivery of a PMO to skeletal, cardiac and smooth muscle cells, creating an opportunity to increase dystrophin expression, enable less frequent dosing and provide greater clinical benefit compared to current therapeutic approaches. We plan to develop our program candidates for DMD with a PMO, initially for exon 51 and in the future for other exon mutations including exons 53, 45 and 44.

DYNE-251

We are evaluating DYNE-251 in the Phase 1/2 global DELIVER clinical trial for people living with DMD who are amenable to exon 51 skipping. DYNE-251 consists of PMO conjugated to Fab that binds to TfR1. DYNE-251 has been granted fast track, orphan drug and rare pediatric disease designations by the FDA for the treatment of DMD mutations amenable to exon 51 skipping.

Preclinical data

We have conducted multiple in vitro and in vivo preclinical studies of our FORCE platform in DMD that have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We believe these data support the potential for DYNE-251 to be a disease-modifying therapy for patients with DMD amenable to skipping exon 51.

In studies in the mdx mouse DMD model, a validated and widely accepted mouse model in DMD which has a mutation in exon 23, we observed that single intravenous doses of an exon 23-targeting PMO conjugated to a Fab targeting TfR1 which we refer to as FORCE-M23D, achieved robust, durable exon skipping in cardiac and skeletal muscles after a single dose. In NHPs, DYNE-251 demonstrated a favorable safety profile and achieved robust exon skipping, especially in the heart and diaphragm muscles which weaken over time leading to mortality in people living with DMD.

Phase 1/2 DELIVER Clinical Trial of DYNE-251 in DMD

DYNE-251 is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial consisting of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension. The trial, which is designed to be registrational, is enrolling ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping. The primary endpoints are safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Secondary endpoints include measures of muscle function, exon skipping and pharmacokinetics.

In the MAD portion of the DELIVER trial, patients are randomized to receive DYNE-251 or placebo every four or eight weeks intravenously for 24 weeks, depending on cohort. Patients cohorts will be dosed from 0.7 mg/kg to 40 mg/kg (approximate PMO dose). Following the placebo-controlled period, patients transition to DYNE-251 treatment in the open-label portion of the trial and in the long-term extension.

The initial efficacy assessment of the DYNE-251 DELIVER trial reported in January 2024 was based on 6-month data from six male patients with DMD amenable to exon 51 skipping enrolled in the 5 mg/kg (approximate PMO dose) cohort of the randomized, placebo-controlled MAD portion of the trial. Patients were randomized to receive either DYNE-251 (n=4) or placebo (n=2) once every four weeks. Once every 4-week administration of DYNE-251 in the DELIVER trial reached levels of dystrophin expression, exon skipping and percent dystrophin positive fibers that exceeded levels reported in a third-party clinical trial for the current weekly standard of care for DMD exon 51, eteplirsen, at 6 months with a 24-fold lower total PMO dose. Key initial findings from the DELIVER trial include:

Muscle delivery: DYNE-251 showed a mean 657 ng/g PMO muscle drug concentration at 6 months.

Exon 51 skipping: DYNE-251 demonstrated a mean absolute exon skipping level of 0.90% and a 0.80% change from baseline at 6 months. In the eteplirsen trial, eteplirsen, which is administered weekly, showed a 0.59% mean absolute exon skipping level and a 0.40% change from baseline at 6 months.

Dystrophin expression measured by Western blot: Patients treated with DYNE-251 had a mean absolute dystrophin level of 0.88% of normal and a 0.28% change from baseline at 6 months. In the eteplirsen trial, eteplirsen reached a mean absolute dystrophin level of 0.30% of normal and a 0.06% change from baseline at 6 months.

Percent dystrophin positive fibers: DYNE-251 demonstrated 22.2% mean level of dystrophin positive fibers, or PDPF, and a 19.8% change from baseline at 6 months. In the eteplirsen trial, eteplirsen showed a 19.6% mean level of PDPF and a 10.7% change from baseline at 6 months.

The DELIVER trial does not compare DYNE-251 to eteplirsen, and no head-to-head trials have been conducted comparing DYNE-251 to eteplirsen. Eteplirsen data may not be directly comparable to the DELIVER data due to differences between the trials in trial protocols, dosing regimens and patient populations. Accordingly, these cross-trial comparisons may not be reliable.

Safety and tolerability data in the DELIVER trial were based on 37 patients enrolled through the 20 mg/kg cohort of the MAD portion. As of the data cutoff date of December 6, 2023, DYNE-251 demonstrated a favorable safety profile. Additionally, the majority of treatment-emergent adverse events were mild or moderate, and no related serious adverse events were identified. In addition, no participants demonstrated treatment-emergent anemia, and no clinically meaningful changes were observed in kidney parameters or electrolytes, including magnesium. All participants who have completed the MAD portion of DELIVER have enrolled in the 24-week OLE.

Enrollment is complete through the 20 mg/kg Q4W cohort of the DELIVER trial (40 total patients enrolled), and we are currently enrolling in the 40 mg/kg Q8W cohort. These initial clinical data position us to optimize dose and dose regimen for DYNE-251 with the goal of initiating registrational cohorts by the end of 2024. We anticipate reporting data from multiple, higher dose cohorts of the DELIVER trial in the second half of 2024.

Facioscapulohumeral Dystrophy (FSHD)

Overview

We are developing a product candidate to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. In September 2022, we announced that we were prioritizing our focus and resources on our clinical programs, DYNE-101 for DM1 and DYNE-251 for DMD. As a result, we announced the deferral of the IND application submission for DYNE-301 for FSHD that we had originally targeted for the second half of 2022. We continue to evaluate the optimal approach to target DUX4 and translate our preclinical work to a tractable clinical development pathway, and we plan to provide an update on the FSHD program in 2024.

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

Discovery Programs and Pipeline Expansion Opportunities

We intend to expand our FORCE portfolio by pursuing programs in additional indications, including additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the CNS. By rationally selecting therapeutic payloads to conjugate with our proprietary Fab and linker, we plan to develop product candidates to address the genetic basis of additional muscle diseases. In selecting these payloads, we plan to prioritize ASOs for indications driven by nuclear genetic targets and siRNAs for indications driven by cytoplasmic targets. We have completed screening and identified potent ASO and siRNA payloads against a number of cardiac and metabolic targets. We may selectively establish strategic collaborations for certain of these programs where we believe we could benefit from the resources or capabilities of other biopharmaceutical companies. We may also seek strategic collaborations where we believe we can utilize our FORCE platform to enhance delivery of third-party payloads to muscle tissue.

We have demonstrated in preclinical studies that the FORCE platform achieved delivery to the CNS. Intravenous, or IV, administration of FORCE conjugate, our proprietary Fab antibody conjugated to an ASO, achieved delivery to the CNS via TfR1 in both NHPs and our hTfR1/DMSXL mouse model. The hTfR1/DMSXL model that we developed expresses the human TfR1 and carries a human DMPK gene with more than 1,000 CTG repeats that represents a severe DM1 phenotype. In these studies, FORCE conjugate was generally well tolerated. In NHPs, FORCE conjugate achieved superior delivery compared to unconjugated ASO when both were administered intravenously. In addition, IV administration of FORCE in our preclinical studies showed broader distribution throughout the brain compared to intrathecal administration of unconjugated ASO. FORCE conjugate was also delivered to the brain of hTfR1/DMSXL mice and demonstrated robust knockdown of toxic human nuclear DMPK RNA and foci reduction in hTfR1/DMSXL mice.

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

As of December 31, 2023, we owned 59 patent application families related to our business, comprised of four U.S. provisional patent applications, 22 issued U.S. patents, 44 pending U.S. non-provisional patent applications, 18 pending Patent Cooperation Treaty, or PCT, patent applications, and 232 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and South Africa, and we exclusively licensed one patent family, comprised of two issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.

Our owned and licensed patent estate covers various aspects of our programs and technology, including our FORCE platform, proprietary antibodies, oligonucleotide conjugates, methods of treatment and aspects of manufacturing. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2039 through 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

FORCE platform

With regard to our FORCE platform, as of December 31, 2023, we owned three issued U.S. patents, 11 pending U.S. non-provisional patent applications, and 66 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to various aspects of our FORCE platform including proprietary antibodies, oligonucleotide conjugates, methods of manufacture and methods of treatment. The three issued U.S. patents are expected to expire in 2042 without taking into account any possible patent term extensions. Any patents issued from these applications are expected to expire from 2039 to 2042; however, patent term extension may be available.

DM1 program

With regard to our DM1 program, as of December 31, 2023, we owned three pending PCT patent applications, one pending U.S. provisional patent application, eight issued U.S. patents, eight pending U.S. non-provisional patent applications, and 56 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DM1. The eight issued U.S. patents are expected to expire in 2039 and 2042 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire from 2039 to 2044; however, patent term extension may be available.

DMD programs (exons 51, 53, 44, 45, and other)

With regard to our DMD programs, as of December 31, 2023, we owned nine pending PCT patent applications, one pending U.S. provisional patent application, 13 issued U.S. patents, six pending U.S. non-provisional patent applications, and 41 pending foreign patent applications in Australia, Brazil, China, Canada, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DMD. The 13 issued U.S. patents are expected to expire in 2039 and 2042 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039, 2041, 2042, 2043 and 2044; however, patent term extension may be available.

FSHD program

With regard to our FSHD program, as of December 31, 2023, we owned three pending PCT patent applications, 11 issued U.S. patents, one pending U.S. provisional patent application, six pending U.S. non-provisional patent applications, and 47 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of FSHD. The 11 issued U.S. patents are expected to expire in 2039 and 2042 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039, 2041, 2042, 2043 and 2044; however, patent term extension may be available. We also in-license a patent family from the University of Mons, or UMONS, comprised of two issued U.S. patents, one pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden. The issued patents expire in 2031; however, a patent term extension may be available.

Discovery programs

With regard to our discovery programs, as of December 31, 2023, we owned two pending PCT patent applications, one pending U.S. provisional patent application, three pending U.S. non-provisional patent applications, and five pending foreign patent applications in China, Canada, Europe and Japan. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of a variety of additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the CNS. Any patents issued from these applications are expected to expire in 2039, 2041 and 2042; however, patent term extension may be available.

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

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; a gene editing treatment in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex Pharmaceuticals, Inc. being evaluated in a Phase 1/2 clinical trial in Canada and the United Kingdom.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to exon 53 skipping, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to exon 51 skipping which is being evaluated in a Phase 2 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc.

(PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc. (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 1/2 clinical trial by Arrowhead Pharmaceuticals, Inc., AOC-1020, an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc. (in collaboration with Sanofi, Inc.), creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, a preclinical AAV-mediated approach to decrease DUX4 expression by Kate Therapeutics, Inc., and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches to the treatment of muscle diseases, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Denali Therapeutics, Inc., Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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
•
completion of the manufacture, under current Good Manufacturing Practice, or cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
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
•
preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product candidate requesting marketing for one or more proposed indications, including submission of detailed information on the chemistry, manufacture and controls, or CMC, for the product candidate in clinical development and proposed labelling;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks or concerns about the CMC for the product candidate. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time following the clearance of an IND, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety, may be a result of new data, findings, or developments in clinical, preclinical and/or CMC or where there is non-compliance with regulatory requirements. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known either as a data safety monitoring board, or DSMB, or a data monitoring committee, or DMC. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB or DMC has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee, or IBC, in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

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

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such trials are typically referred to as post-approval clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any post-approval clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting post-approval clinical trials could result in withdrawal of approval for products.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These diversity action plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

Additionally, in June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’, or HHS, long delay in issuing final implementing regulations, the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Interactions with the FDA During the Clinical Development Program

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Written IND safety reports must be promptly submitted to the FDA, the IRB and the investigators for serious and unexpected adverse events, any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or pre-IND application meeting, at the end of a Phase II clinical trial, or EOP2 meeting, and before a BLA is submitted, or pre-BLA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-BLA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we are conducting trials, and may conduct trials in the future, at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

Manufacturing and Compliance with cGMP requirements

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

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

Submission and filing of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2024 is $4.05 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2024 is approximately $416,734. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Review and approval of a filed BLA

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

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. To reach this determination, the FDA must also conclude that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage those specific risks.

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

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including post-approval clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval for designing, conducting and analyzing data for trials intended to support accelerated approval.

Post-approval regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety, potency and purity information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with the passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. Additionally, in October 2023, the FDA published draft guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

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

An application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar and interchangeable biosimilar products.

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry, generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 or HITECH, and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities and their subcontractors that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the "common rule," which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

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

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business.

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

Non-clinical studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or EU GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the EU GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These EU GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trial approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register.

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

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit a marketing authorization application, or an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

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

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, a sponsor submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials.

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

Conditional marketing authorization

In specific circumstances, E.U. legislation on Conditional Marketing Authorizations for Medicinal Products for Human Use, or conditional marketing authorization, enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if the risk-benefit balance of the product candidate is positive, it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, the product fulfills unmet medical needs and the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Exceptional Circumstances

A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Trade and Cooperation Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products, such as medicinal products. The EU and the U.K. formed two separate markets governed by two distinct regulatory and legal regimes. The Trade and Cooperation Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland was subject to EU rules under the Northern Ireland Protocol.

On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. in particular. The MHRA is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, and will go into effect January 1, 2025.

The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, is the primary legal instrument for the regulation of medicines in the U.K. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained EU law.” However, new EU legislation such as the CTR will not be applicable in Great Britain.

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

Furthermore, the EU General Data Protection Regulation, or GDPR, continues to apply in the United Kingdom in substantially unvaried form under the UK GDPR and is complemented by the United Kingdom Data Protection Act of 2018, which achieved Royal Assent on May 23, 2018 and remains effective in the United Kingdom in amended form. The United Kingdom has already determined that it considers all of the EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being "essentially adequate" for purposes of data transfer from the European Union to the U.K., although this decision may be re-evaluated in the future. We may, however, incur liabilities, expenses, costs and other operational losses under GDPR and applicable European Union Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022 and adopted that decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy

Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue may further impact our business operations in the EU.

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

Further, there have been several U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidates we may develop or additional pricing pressures.

Employees and human capital

As of February 29, 2024, we had 141 full-time employees, including a total of 46 employees with M.D. or Ph.D. degrees. Of these full-time employees, 113 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net losses were $235.9 million for the year ended December 31, 2023 and $168.1 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $632.5 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, the development of our FSHD program and additional research programs, and arrange for the manufacturing of, and potentially seek marketing approval for, any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $123.1 million. In addition, in January 2024 we issued and sold an aggregate of 19,722,500 shares of our common stock at a public offering price of $17.50 per share, resulting in net proceeds to us of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Any debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

We commenced operations in 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. Our product candidates are in varying stages of preclinical and clinical development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2023, we had federal NOL carryforwards of $273.5 million and state NOL carryforwards of $279.5 million.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change taxable income. We completed a Section 382 study of transactions in our stock through January 25, 2021 and concluded that we have experienced ownership changes since inception that we believe under Sections 382 and 383 of the Code will result in limitation on our ability to use certain pre-change NOLs and credits. In addition, we may have experienced since January 25, 2021, additional ownership changes and may experience future ownership changes as a result of equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or regulations or in their implementation or interpretation may adversely affect our business and financial condition,” legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Commencing clinical trials in the United States is subject to acceptance by the U.S. Food and Drug Administration, or FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of any future clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

For example, the FDA placed on clinical hold our IND application to initiate a clinical trial of DYNE-251 in patients with DMD amenable to skipping exon 51. We received a clinical hold letter from the FDA on Friday, January 14, 2022 requesting additional clinical and non-clinical information for DYNE-251, which we submitted before the FDA ultimately cleared the IND in July 2022.

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
•
delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
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
•
failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
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

The outcome of preclinical studies and initial data from earlier-stage clinical trials may not be predictive of final results or future results of clinical trials or the success of later clinical trials.

We are in the early stage of the development of our platform, programs and product candidates, and have not completed a clinical trial of any product candidate. As a result, our belief in the capabilities of our platform, including our belief that we have demonstrated proof of concept for our FORCE platform, is based on early research, preclinical studies and initial data from early-stage clinical trials of our product candidates. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the initial results of any clinical trials, such as initial results of ACHIEVE and DELIVER that we reported, may not be predictive of the final results of those trials or the result of any later clinical trials. In addition, initial success in clinical trials such as in the initial data from ACHIEVE and DELIVER may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, certain of our hypotheses regarding the potential benefits of our product candidates compared to alternative therapies and treatments are based on cross-trial comparisons of results that were not derived from head-to-head clinical trials. Such clinical trial data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, these cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of our product candidates compared to other product candidates that may have been approved previously.

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

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

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

We currently depend on a small number of third-party suppliers for the manufacture of our Fab, the linker and oligonucleotide payloads. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business.

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

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of any product candidates we may develop or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any product candidates we may develop, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, certain Chinese biotechnology companies and CMOs that supply us with drug components may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

We face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, the EMA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; a gene editing treatment in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex Pharmaceuticals, Inc. being evaluated in a Phase 1/2 clinical trial in Canada and the United Kingdom.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to exon 53 skipping, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to exon 51 skipping which is being evaluated in a Phase 2 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is in preclinical development and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 1/2 clinical trial by Arrowhead Pharmaceuticals, Inc., AOC-1020, an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity, MC-DX4, a microRNA targeting therapy in preclinical development by miRecule, Inc. (in collaboration with Sanofi, Inc.), creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, a preclinical AAV-mediated approach to decrease DUX4 expression by Kate Therapeutics, Inc., and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches to the treatment of muscle diseases, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Denali Therapeutics, Inc., Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

In addition to CMS and private payers, professional organizations, such as the American Medical Association, can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payers contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own twenty-two issued U.S. patents and exclusively license two issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop and our technology, one or more of our U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we may develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Further, under the Pediatric Research Equity Act, or PREA, a new drug application, or NDA, a BLA or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA, or to obtain a waiver or deferral from the conduct of these studies by the Pediatric Committee of the EMA. For any of our product candidates for which we seek regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the U.S. Court of Appeals for the Fifth Circuit or the U.S. Supreme Court. The U.S. Court of Appeals for the Fifth Circuit held oral arguments for the case on May 17, 2023 and, on August 16, 2023, issued its decision. The U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. On September 8, 2023, the Department of Justice and a manufacturer of mifepristone asked the U.S. Supreme Court to review this decision. On December 13, 2023, the Supreme Court granted these petitions for a writ of certiorari. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

In addition, the United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

We are conducting and intend to conduct certain of our clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting and intend to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the clinical trial is well-designed and well-conducted in accordance with cGCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements; foreign exchange fluctuations; compliance with foreign manufacturing, customs, shipment and storage requirements; cultural differences in medical practice and clinical research; diminished protection of intellectual property in some countries; and interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

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

In March 2023, the FDA granted orphan drug designation to DYNE-251 for the treatment of DMD in patients amenable to exon 51 skipping. In May and September 2023, respectively, the EMA and FDA granted orphan drug designation to DYNE-101 for the treatment of DM1. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and the United Kingdom, such as the UK Bribery Act 2010. Violation of these laws could result in substantial fines and imprisonment.

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

The ACA, which became law in 2010, contains provisions of importance to our business. Our ability to commercialize and the prices we may obtain for any product candidates we may develop and that are approved for sale, may be affected by these provisions, including without limitation, the following:

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

In addition, other legislative changes have been adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, as a result of other legislation, the actual reductions in Medicare payments may vary up to 4%. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted SIP proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, the regulation has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc., also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In addition, in some countries including those member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products, if any, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product candidates may be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through third parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, and contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, results of operations or prospects.

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

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the "sale" of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least twelve other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2024 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

As of February 29, 2024, we had 141 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for, and fully understanding the regulatory and manufacturing pathways to, all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Our failure to address these risks or other problems encountered in connection with any future acquisitions or strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or results of operations.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including, but not limited to, intellectual property, proprietary business information and personal information). It is critical that we, and our vendors, collaborators or other contractors or consultants, do so in a secure manner to maintain the availability, security, confidentiality, privacy and integrity of such confidential information.

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

Although we seek to protect our information technology systems from system failure, accident and security breach, our efforts may not be successful. If such an event were to occur, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties, data subjects, regulators or others could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our vendors, collaborators and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may be in breach of our contractual obligations. Furthermore, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damage. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

We depend on our employees, consultants, CMOs and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. Although we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other ‘‘acts of God,’’ particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 23.3% of our common stock as of February 29, 2024. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership may:

•
delay, defer or prevent a merger, consolidation or sale of all or substantially all of our assets that may be desired by other stockholders;
•
delay, defer or prevent a change in control transaction involving us that other stockholders may desire; or

•
entrench our management and board of directors.

We have broad discretion in the use of our cash, cash equivalents and marketable securities and may not use them effectively.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of February 29, 2024, we had 81,958,068 shares of common stock outstanding.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We are also a "smaller reporting company," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30, 2024 or if we have annual gross revenues of $1.235 billion or more in 2024, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company with less than $100.0 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. We would cease to be a smaller reporting company if the market value of our common stock that is held by non-affiliates exceeds $250.0 million and we had annual revenues in excess of $100.0 million or if the market value of our common stock that is held by non-affiliates exceeds $700.0 million, each as determined on an annual basis.

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

Changes in either the patent laws or interpretation of patent laws in the United States and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business or financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, the U.S. government enacted the Tax Act, as amended by the CARES Act, which reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and, for taxable years beginning after December 31, 2020, imposes a limit on the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).

Additionally, economic relief legislation containing tax provisions was enacted in 2020 and 2021 as part of the U.S. Congress’s response to the COVID-19 pandemic, and the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular imposes a 1% excise tax on certain stock repurchases by publicly traded corporations. Regulatory guidance under the Tax Act, the IRA, and additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to such legislation.

Inadequate funding for the FDA , the Securities and Exchange Commission, or SEC, and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA, other agencies and authorities may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other agencies, and authorities may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, foreign regulatory authorities, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We understand the importance of preventing, identifying, assessing and managing material risks associated with cybersecurity threats. Cybersecurity processes to identify, assess and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process and are designed to help protect our information assets and operations from internal and external cyber threats and protect employee and patient information from unauthorized access or attack, as well as secure our network and systems. We have implemented into our operations these cybersecurity processes, technologies and controls to identify, assess and manage material risks. Specifically, we engage a third-party cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic internal and external penetration testing by an independent cybersecurity firm to inform our risk identification and assessment of critical, high, medium and minor material cybersecurity threats.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

•
Monitor evolving cybersecurity standards and emerging data protection laws and implement changes to our processes to comply;
•
Conduct annual policy re-certifications for all employees regarding data protection, data breach reporting requirements and data classification;
•
Employ multifactor authentication on internal and external systems;
•
Conduct regular phishing email simulations for all employees; and
•
Carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities that we and our third-party cybersecurity providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

As part of the above processes, we engage with subject matter expert consultants to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use, including those in our supply chain or who have access to patient and employee data or our systems. Third-party risks are included within our risk management process discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, cybersecurity threats may affect our business. See “Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions or compromise, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.” in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

The Audit Committee of the Board of Directors is responsible for oversight of our cybersecurity risk assessment, risk management, incident response procedures and cybersecurity risks and provides updates to the Board of Directors regarding such oversight. Periodically during each year, the Audit Committee receives an overview from our Vice President, Head of Technology of our cybersecurity threat risk management and strategy processes, including potential impact on us, the efforts of management to manage the risks that are identified and our incident response preparations. Members of the Board of Directors regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk assessment, risk management and strategy programs.

Our cybersecurity risk assessment, management and strategy processes are led by our Vice President, Head of Technology. Our Vice President, Head of Technology has over 20 years of experience in various roles involving managing information security, managing privacy and data protection, developing cybersecurity strategy, and implementing cybersecurity programs. The Vice President, Head of Technology, a Certified Information Security Manager (CISM) with up-to-date credentials, is informed about and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through management of the cybersecurity risk management and strategy processes described above, including our incident response plan.

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

Holders

As of February 29, 2024, we had 14 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Item 12 of this Annual Report on Form 10-K.

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

Overview

We are a clinical-stage muscle disease company focused on advancing innovative life-transforming therapeutics for people living with genetically driven diseases. We are utilizing our proprietary FORCE platform to overcome the current limitations of muscle tissue delivery and advance modern oligonucleotide therapeutics for muscle diseases. Our proprietary FORCE platform therapeutics consist of an oligonucleotide payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a clinically validated linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different types of oligonucleotide payloads with specific mechanisms of action that modify target functions. We leverage this modularity to focus on muscle diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of muscle disease therapeutics, including our programs in myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, and facioscapulohumeral dystrophy, or FSHD. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the central nervous system, or CNS, including some with larger patient populations. We have identified product candidates for each of our DM1, DMD and FSHD programs that are in varying stages of preclinical and clinical development.

Our product candidate DYNE-101 is being evaluated in ACHIEVE, an ongoing Phase 1/2 global clinical trial in patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, and a 96-week long-term extension.

Our product candidate DYNE-251 is being evaluated in DELIVER, an ongoing Phase 1/2 global clinical trial in patients with DMD who have mutations amenable to exon 51 skipping. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension.

In January 2024, we announced positive initial clinical data from the ACHIEVE trial and the DELIVER trial which we believe validates the promise of the FORCE platform. For more information on the clinical data, see Item 1. “Business” in this Annual Report on Form 10-K.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the years ended December 31,

2023 and 2022, we reported net losses of $235.9 million and $168.1 million, respectively. As of December 31, 2023, we had an accumulated deficit of $632.5 million.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2025. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities and development of our product candidates. These expenses include:

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

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal and state net operating loss carryforwards of $273.5 million and $279.5 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $17.1 million and $2.9 million which begin to expire in 2039 and 2033, respectively.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$210,762	$142,760	$68,002
General and administrative	31,400	28,202	3,198
Total operating expenses	242,162	170,962	71,200
Loss from operations	(242,162)	(170,962)	(71,200)
Other income (expense):
Interest income	7,641	2,917	4,724
Other income (expense), net	(1,416)	(54)	(1,362)
Total other expense, net	6,225	2,863	3,362
Net loss	$(235,937)	$(168,099)	$(67,838)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$67,056	$31,343	$35,713
DYNE-251 (DMD)	63,942	48,388	15,554
Unallocated research and development expenses:
Platform and external research and development	13,169	12,757	412
Personnel related (including stock-based compensation)	50,861	35,681	15,180
Facility related and other	15,734	14,591	1,143
Total research and development expenses	$210,762	$142,760	$68,002

Expenses related to DYNE-101 increased in the year ended December 31, 2023 compared to the year ended December 31, 2022. This was attributable to higher manufacturing activity in 2023 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial. Expenses related to DYNE-251 increased in the year ended December 31, 2023 compared to the year ended December 31, 2022. This was attributable to higher manufacturing activity in 2023 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the DELIVER trial.

The increase in platform and external research and development expenses in the year ended December 31, 2023 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Personnel-related	$9,624	$7,790	$1,834
Stock-based compensation expense	8,394	6,960	1,434
Professional and consulting fees	7,110	6,968	142
Facility-related and other	6,272	6,484	(212)
Total general and administrative expenses	$31,400	$28,202	$3,198

The increase in personnel-related expenses and stock-based compensation expense in the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to increased headcount in our general and administrative function. Professional and consulting fees increased in the year ended December 31, 2023 due to the higher consulting costs to support the growth of the organization in 2023. Facility-related and other expenses decreased primarily due to decreased general business expenses, including the cost of corporate insurance policies.

Interest income

Interest income for the years ended December 31, 2023 and 2022 was $7.6 million and $2.9 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an overall increase in interest rates, partially offset by the impact of having a lower cash, cash equivalents and marketable securities balance on which we are earning interest.

Other (expense) income, net

Other expense for the year ended December 31, 2023 was $1.4 million due to foreign currency gains and losses. Other expense for the year ended December 31, 2022 was $0.1 million due to realized losses on the sale of marketable securities and foreign currency gains and losses.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of December 31, 2023 we had cash, cash equivalents and marketable securities of $123.1 million.

In November 2021, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million, which we refer to as our at-the-market offering program. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the

Securities Act of 1933, as amended or Securities Act. During the year ended December 31, 2023, we issued and sold an aggregate of 4,509,063 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $52.4 million, after deducting fees. We sold such shares at a weighted average price of $12.01 per share.

On January 11, 2024, we completed a follow-on public offering, which we refer to as the January 2024 offering, pursuant to which we issued and sold 19,722,500 shares of our common stock. We received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(188,158)	$(153,645)
Net cash provided by (used in) investing activities	83,311	87,202
Net cash provided by financing activities	54,322	37,390
Net decrease in cash, cash equivalents and restricted cash	$(50,525)	$(29,053)

Operating activities

During the year ended December 31, 2023, operating activities used $188.2 million of cash, due to our net loss of $235.9 million, partially offset by changes in our operating assets and liabilities of $26.3 million and non-cash charges of $21.4 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $23.0 million increase in accounts payable and other liabilities and a $3.3 million decrease in prepaid expenses and other current assets. During the year ended December 31, 2022, operating activities used $153.6 million of cash, due to our net loss of $168.1 million and changes in our operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $19.8 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $1.2 million decrease in accounts payable and other liabilities and a $4.1 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the year ended December 31, 2023, net cash provided by investing activities was $83.3 million due to maturities of marketable securities of $126.5 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $44.3 million and purchases of property and equipment of $0.7 million. During the year ended December 31, 2022, net cash provided by investing activities was $87.2 million due to maturities of marketable securities of $208.3 million and sales of marketable securities of $3.2 million, partially offset by purchases of marketable securities of $121.2 million and purchases of property and equipment of $3.1 million.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities was $54.3 million, consisting of $52.4 million in aggregate net proceeds from sales under our at-the-market offering program in 2023 and $1.9 million in proceeds received from stock option exercises.

During the year ended December 31, 2022, net cash provided by financing activities was $37.4 million, consisting of $36.9 million in aggregate net proceeds from sales under our at-the-market offering program in 2022 and $0.5 million in proceeds received from stock option exercises.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, the development of our FSHD program and additional research programs. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from the January 2024 offering, will enable us to fund our operating expenses and capital expenditure requirements through 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Stock-based compensation

We measure stock-based awards granted to employees and directors based on fair value on the date of the grant using the Black-Scholes option-pricing model for options, and we measure awards of restricted stock units based on the closing price of our common stock on the date of grant. Compensation expense for these awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. During 2023, all of our outstanding awards only include time-based vesting conditions.

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

Recently issued accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements.

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

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million as of the last business day of our most recently completed second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Head of Finance and Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Senior Vice President, Head of Finance and Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other securities of ours, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes, for the fourth quarter of 2023, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), which we refer to as a “Rule 10b5-1 trading arrangement” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Susanna High (Chief Operating Officer)	Termination (November 21, 2023)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)

______________

(1)
This trading plan had a scheduled expiration date of March 31, 2025. The number of shares of the Company's common stock to be sold under the plan was up to 223,065 shares.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-20 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, File No. 001-39509, filed September 21, 2020).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K, File No. 001-39509, filed March 2, 2023).

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

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Dodd-Frank Compensation Recovery Policy

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: March 5, 2024	By:	/s/ Joshua Brumm
Joshua Brumm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua Brumm	President, Chief Executive Officer and Director (principal executive officer)	March 5, 2024
Joshua Brumm

/s/ Richard Scalzo	Senior Vice President, Head of Finance and Administration (principal financial and accounting officer)	March 5, 2024
Richard Scalzo

/s/ Jason Rhodes	Director and Chairman of the Board	March 5, 2024
Jason Rhodes

/s/ Ed Hurwitz	Director	March 5, 2024
Ed Hurwitz

/s/ Carlo Incerti, M.D.	Director	March 5, 2024
Carlo Incerti, M.D.

/s/ Dirk Kersten	Director	March 5, 2024
Dirk Kersten

/s/ David Lubner	Director	March 5, 2024
David Lubner

/s/ Catherine Stehman-Breen, M.D.	Director	March 5, 2024
Catherine Stehman-Breen, M.D.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of Dyne Therapeutics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dyne Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2024

We have served as the Company’s auditor since 2020.

Dyne Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$121,626	$172,147
Marketable securities	1,474	83,865
Prepaid expenses and other current assets	6,275	9,582
Total current assets	129,375	265,594
Property and equipment, net	4,780	5,945
Right-of-use assets	28,612	32,467
Restricted cash	2,315	2,319
Total assets	$165,082	$306,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,936	$5,259
Accrued expenses and other current liabilities	23,439	18,219
Lease liabilities	4,720	4,610
Total current liabilities	51,095	28,088
Lease liabilities, net of current portion	22,695	25,873
Total liabilities	73,790	53,961
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 61,468,743 and 55,636,505 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	6
Additional paid-in capital	723,796	649,502
Accumulated other comprehensive loss	—	(571)
Accumulated deficit	(632,510)	(396,573)
Total stockholders’ equity	91,292	252,364
Total liabilities and stockholders’ equity	$165,082	$306,325

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$210,762	$142,760
General and administrative	31,400	28,202
Total operating expenses	242,162	170,962
Loss from operations	(242,162)	(170,962)
Other (expense) income:
Interest income	7,641	2,917
Other income (expense), net	(1,416)	(54)
Total other (expense) income, net	6,225	2,863
Net loss	$(235,937)	$(168,099)
Net loss per share, basic and diluted	$(3.95)	$(3.23)
Weighted average common shares outstanding, basic and diluted	59,683,851	51,976,343
Comprehensive loss:
Net loss	$(235,937)	$(168,099)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	571	(302)
Comprehensive loss	$(235,366)	$(168,401)

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Issuance of common stock in public offering, net of issuance costs of $1.2 million	3,425,085	—	36,861	—	—	36,861
Exercise of stock options	314,272	—	529	—	—	529
Stock-based compensation	—	—	15,178	—	—	15,178
Vesting of restricted shares	38,141	—	—	—	—	—
Vesting of restricted stock units	289,626	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(168,099)	(168,099)
Balance at December 31, 2022	55,636,505	6	649,502	(571)	(396,573)	252,364
Issuance of common stock in public offering, net of issuance costs of $1.8 million	4,509,063	—	52,369	—	—	52,369
Exercise of stock options	832,906	—	1,953	—	—	1,953
Stock-based compensation	—	—	19,972	—	—	19,972
Vesting of restricted stock units	490,269	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	571	—	571
Net loss	—	—	—	—	(235,937)	(235,937)
Balance at December 31, 2023	61,468,743	$6	$723,796	$—	$(632,510)	$91,292

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(235,937)	$(168,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,972	15,178
Depreciation and amortization expense	1,673	1,683
Amortization (accretion) of premium (discount) on marketable securities	(1,102)	1,276
Loss on sale of marketable securities	23	34
Non-cash lease expense	788	1,662
Loss on disposal of property and equipment	118	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,337	(4,144)
Accounts payable and other liabilities	22,970	(1,235)
Net cash used in operating activities	(188,158)	(153,645)
Cash flows from investing activities:
Purchases of property and equipment	(729)	(3,067)
Purchases of marketable securities	(44,262)	(121,176)
Maturities of marketable securities	126,473	208,291
Sales of marketable securities	1,829	3,154
Net cash provided by investing activities	83,311	87,202
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	52,369	36,861
Proceeds from exercise of stock options	1,953	529
Net cash provided by financing activities	54,322	37,390
Net decrease in cash, cash equivalents and restricted cash	(50,525)	(29,053)
Cash, cash equivalents and restricted cash, beginning of year	174,466	203,519
Cash, cash equivalents and restricted cash, end of year	$123,941	$174,466
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$12	$85

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities. The Company expects to continue to generate operating losses for the foreseeable future. In January 2024, the Company received net proceeds of $323.9 million in a public offering of the Company's common stock (see Note 11). The Company expects that its cash, cash equivalents, marketable securities and the proceeds from the January 2024 offering will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company believes the depository institutions in which the cash and cash equivalents are held are of high-credit quality. The Company maintains its cash equivalents in money market funds that invest in U.S. treasury securities and highly liquid investments maturing within 90 days from the date of purchase. The Company’s marketable securities as of December 31, 2023 consisted of commercial paper, certificates of deposit, corporate debt securities and U.S. treasury securities. The Company has adopted an investment policy that limits the amounts the Company may invest in the securities of any single issuer with the exclusion of the U.S. government. The Company has not experienced any credit losses.

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

Marketable securities

The Company’s marketable securities consist of commercial paper, certificates of deposit, U.S. treasury notes and corporate debt securities and are classified as available-for-sale which are reported at fair value. Unrealized losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	9,914,719	9,381,429
Unvested restricted stock units	3,422,212	1,695,191
Total	13,336,931	11,076,620

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning after January 1, 2025. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$121,626	$172,147
Restricted cash	2,315	2,319
Total	$123,941	$174,466

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Corporate debt securities	1,474	—	—	1,474
Total	$1,474	$—	$—	$1,474

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	3,955	—	—	3,955
Corporate debt securities	57,231	—	(526)	56,705
Certificates of deposit	4,984	—	—	4,984
U.S. treasury notes	18,266	1	(46)	18,221
Total	$84,436	$1	$(572)	$83,865

The scheduled maturity for the Company's marketable securities at December 31, 2023 was less than one year.

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$66,179	$—	$—	$66,179
U.S. treasury notes	18,689	—	—	18,689
Marketable securities
Corporate debt securities	—	1,474	—	1,474
Total	$84,868	$1,474	$—	$86,342

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$9,381	$—	$—	$9,381
Corporate debt securities	—	3,852	—	3,852
U.S. treasury notes	811	—	—	811
Marketable securities
Commercial paper	3,955	—	—	3,955
Corporate debt securities	—	56,705	—	56,705
Certificates of deposit	—	4,984	—	4,984
U.S. treasury notes	18,221	—	—	18,221
Total	$32,368	$65,541	$—	$97,909

The fair value of U.S. government treasury notes and commercial paper were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Certificates of deposit and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2023	2022
Laboratory equipment	$7,546	$6,770
Office and computer equipment	2,091	1,898
Construction in process	431	906
Property and equipment—at cost	10,068	9,574
Less accumulated depreciation and amortization	(5,288)	(3,629)
Property and equipment—net	$4,780	$5,945

Depreciation expense totaled $1.7 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Payroll and benefits	$10,498	$5,935
Consulting services	423	776
Legal services	397	410
Research and development	12,121	11,097
Facility costs	—	1
Total	$23,439	$18,219

7. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the Company's sales agent, pursuant to which, from time to time, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering. During the fiscal year ended December 31, 2023, the Company issued and sold an aggregate of 4,509,063 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $52.4 million, after deducting fees. The Company sold such shares at a weighted average price of $12.01 per share.

On January 4, 2024, the Company notified Jefferies that it was suspending and terminating the prospectus related to the Sales Agreement for the Company's "at-the-market" offering. As of December 31, 2023, the Company had issued and sold an aggregate of 7,934,148 shares of its Common Stock under its “at-the-market” offering program with Jefferies for aggregate net sale proceeds of $89.2 million, after deducting sales commissions and offering expenses.

2020 Stock Incentive Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Stock Incentive Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2024, 3,073,437 shares were added to the shares reserved for issuance under the 2020 Plan in the fourth of these annual increases.

As of December 31, 2023, 2,272,111 shares remained available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. As of December 31, 2023, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	66%	68%
Risk-free interest rate	3.42% — 4.94%	1.47% — 4.23%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company's stock option activity and related information for the year ended December 31, 2023 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	9,381,429	$9.59	8.2	$34,879
Granted	1,687,596	11.52
Exercised	(832,906)	2.35
Canceled	(321,400)	11.15
Outstanding December 31, 2023	9,914,719	$10.48	7.7	$38,732
Options exercisable— December 31, 2023	5,459,257	$9.67	7.0	$27,801
Options vested or expected to vest— December 31, 2023	9,914,719	$10.48	8.2	$38,732

The intrinsic value of options exercised for the years ended December 31, 2023 and 2022 totaled $8.1 million and $3.2 million, respectively. The weighted-average grant date fair value of the options granted during the years ended December 31, 2023 and 2022 was $7.28 per share and $6.24 per share, respectively. As of December 31, 2023 there was $28.3 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.4 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of December 31, 2023, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the year ended December 31, 2023 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2023	1,695,191	$13.02
Granted	2,297,736	10.94
Vested	(490,269)	13.96
Forfeited	(80,446)	12.27
Issued and unvested as of December 31, 2023	3,422,212	$11.50

The weighted average grant date fair value of RSUs granted during the year ended December 31, 2022 was $10.41. As of December 31, 2023, there was $36.2 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.4 years.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$11,578	$8,218
General and administrative	8,394	6,960
Total	$19,972	$15,178

8. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal income tax expense at statutory rate	21%	21%
State taxes—net of federal benefit	—	1
State tax law changes	(10)	—
Permanent differences and other	(1)	4
Federal & state R&D credits	3	4
Increase in valuation allowance	(13)	(30)
Effective income tax rate	0%	0%

Significant components of the Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Stock-based compensation	$3,122	$4,176
Net operating loss carryforwards	57,474	59,998
Credit carryforwards	19,424	11,225
Fixed assets	311	564
Accrued expenses	4,794	4,682
Lease liability	5,759	8,264
R&D Capitalization	60,902	33,515
Total deferred tax assets	151,786	122,424
Valuation allowance	(145,775)	(113,622)
Total net deferred tax assets	6,011	8,802
Deferred tax liabilities:
Right of use asset	(6,011)	(8,802)
Total deferred tax liability	(6,011)	(8,802)
Total deferred tax assets (liabilities)	$—	$—

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $273.5 million and $279.5 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2023, the Company also had federal and state research and development tax credit carryforwards $17.1 million and $2.9 million, respectively, which begin to expire in 2039 and 2033, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 related primarily to the increase in net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2023	2022
Valuation allowance at the beginning of year	$113,622	$63,546
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	32,153	50,076
Valuation allowance at the end of year	$145,775	$113,622

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2023 and 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2020 to the present.

9. Leases

In December 2020, the Company entered into a lease agreement, (the “Lease”), pursuant to which the Company leases 68,187 square feet of office and laboratory space located in Waltham, Massachusetts (the “Premises”). The Lease has a term of eight years and six months and the Company gained access to the Premises in September 2021. The Company has two options to extend the term of the Lease, each for a period of an additional five years; however, those renewals were not considered reasonably certain and were not included in the measurement of the right of use assets or lease obligation.

Summary of lease costs

The Company does not have any finance leases.

The components of lease cost were as follows:

	Year Ended December 31,
(in thousands)	2023	2021
Operating lease cost	$5,420	$5,278
Variable lease cost	2,125	2,113
Total lease cost	$7,545	$7,391

Supplemental disclosure of cash flow information for the lease was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating cash payments for operating leases	$4,632	$3,247

The Company was unable to determine the interest rate implicit in the lease and used the Company's IBR as determined from a market analysis of peer borrowings. The weighted-average remaining lease term and discount rate for the lease was as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term - operating leases	6.25 years	7.25 years
Weighted-average discount rate - operating leases	5.80%	5.80%

Future minimum lease payments under the non-cancelable operating lease consisted of the following as of December 31, 2023:

Year Ending December 31,	(in thousands)
2024	4,847
2025	4,993
2026	5,143
2027	5,297
2028	5,456
Thereafter	7,034
Total future minimum lease payments	32,770
Less: imputed interest	(5,355)
Present value of lease liabilities	$27,415

Included in the condensed consolidated balance sheet (in thousands)	December 31, 2023
Lease liability	4,720
Lease liability, net of current portion	22,695
Total lease liability	$27,415

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

11. Subsequent Events

In January 2024, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 19,722,500 shares of the Company’s common stock. The Company received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.