Form 10-Q
period 2024-03-31
Dyne Therapeutics, Inc.
filed 2024-05-02
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 87,382,638 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$272,035	$121,626
Marketable securities	181,512	1,474
Prepaid expenses and other current assets	34,594	6,275
Total current assets	488,141	129,375
Property and equipment, net	4,578	4,780
Right-of-use assets	27,640	28,612
Restricted cash	1,920	2,315
Total assets	$522,279	$165,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,214	22,936
Accrued expenses and other current liabilities	10,393	23,439
Lease liabilities	4,756	4,720
Total current liabilities	22,363	51,095
Lease liabilities, net of current portion	21,861	22,695
Total liabilities	44,224	73,790
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 87,089,649 and 61,468,743 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	9	6
Additional paid-in capital	1,176,337	723,796
Accumulated other comprehensive loss	(132)	—
Accumulated deficit	(698,159)	(632,510)
Total stockholders’ equity	478,055	91,292
Total liabilities and stockholders’ equity	$522,279	$165,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$44,539	$37,536
General and administrative	24,618	7,928
Total operating expenses	69,157	45,464
Loss from operations	(69,157)	(45,464)
Other income (expense):
Interest income	3,002	1,493
Other income (expense), net	506	(216)
Total other income (expense), net	3,508	1,277
Net loss	$(65,649)	$(44,187)
Net loss per share—basic and diluted	$(0.81)	$(0.78)
Weighted average common shares outstanding, basic and diluted	81,043,741	56,325,864
Comprehensive loss:
Net loss	$(65,649)	$(44,187)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net	(132)	368
Comprehensive loss	$(65,781)	$(43,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2024	61,468,743	$6	$723,796	$—	$(632,510)	$91,292
Issuance of common stock in public offering, net of issuance costs of $21.3 million	19,722,500	2	323,849	—	—	323,851
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	1,858,791	—	10,916	—	—	10,916
Stock-based compensation	—	—	19,906	—	—	19,906
Vesting of restricted stock units	239,150	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(65,649)	(65,649)
Balance at March 31, 2024	87,089,649	$9	$1,176,337	$(132)	$(698,159)	$478,055

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2023	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364
Issuance of common stock in public offering, net of issuance costs of $1.0 million	2,335,150	—	28,186	—	—	28,186
Exercise of stock options	232,292	—	587	—	—	587
Stock-based compensation	—	—	4,617	—	—	4,617
Vesting of restricted stock units	101,533	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	368	—	368
Net loss	—	—	—	—	(44,187)	(44,187)
Balance at March 31, 2023	58,305,480	$6	$682,892	$(203)	$(440,760)	$241,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,649)	$(44,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,906	4,617
Depreciation and amortization expense	386	412
Non-cash lease expense	173	211
Accretion of premium on marketable securities	(523)	(181)
Loss on sale of marketable securities	—	23
Loss (gain) on disposal of property and equipment	(2)	118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,070)	(1,390)
Accounts payable and other liabilities	(28,758)	(6,531)
Net cash used in operating activities	(78,537)	(46,908)
Cash flows from investing activities:
Purchases of property and equipment	(191)	(230)
Purchases of marketable securities	(181,386)	(16,687)
Maturities of marketable securities	1,740	42,150
Sales of marketable securities	—	1,829
Net cash (used in) provided by investing activities	(179,837)	27,062
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	323,851	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	73,621	28,228
Proceeds from exercise of stock options	10,916	587
Net cash provided by financing activities	408,388	28,815
Net increase in cash, cash equivalents and restricted cash	150,014	8,969
Cash, cash equivalents and restricted cash, beginning of period	123,941	174,466
Cash, cash equivalents and restricted cash, end of period	$273,955	$183,435
Supplemental disclosures of cash flow information:
Proceeds from issuance of common stock in at-the-market offering in other receivables	$24,250	$—
Public offering costs in accounts payable and accrued expenses	$—	$42
Purchase of property and equipment in accounts payable	$27	$39

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 5, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Options to purchase common stock	8,607,966	9,280,575
Unvested restricted stock units	3,173,071	1,598,341
Total	11,781,037	10,878,916

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

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$272,035	$121,626
Restricted cash	1,920	2,315
Total	$273,955	$123,941

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	25,572	3	(20)	25,555
Corporate debt securities	106,675	20	(132)	106,563
Certificates of deposit	12,874	—	(6)	12,868
U.S. treasury notes	36,523	3	—	36,526
Total	$181,644	$26	$(158)	$181,512

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Corporate debt securities	1,474	—	—	1,474
Total	$1,474	$—	$—	$1,474

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$9,308	$—	$—	$9,308
Corporate debt securities	—	7,142	—	7,142
U.S. treasury notes	4,734	—	—	4,734
Marketable securities
Commercial paper	25,555	—	—	25,555
Corporate debt securities	—	106,563	—	106,563
Certificates of deposit	—	12,868	—	12,868
U.S. treasury notes	36,526	—	—	36,526
Total	$76,123	$126,573	$—	$202,696

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$66,179	$—	$—	$66,179
U.S. treasury notes	18,689	—	—	18,689
Marketable securities
Corporate debt securities	—	1,474	—	1,474
Total	$84,868	$1,474	$—	$86,342

The fair value of U.S. government treasury notes, money market funds and commercial paper were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Certificates of deposit and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	March 31, 2024
Maturing in one year or less	$132,213
Maturing after one year through two years	49,299
Maturing after two years	—
Total	$181,512

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$7,624	$7,546
Office and computer equipment	2,091	2,091
Construction in process	535	431
Property and equipment—at cost	10,250	10,068
Less accumulated depreciation and amortization	(5,672)	(5,288)
Property and equipment—net	$4,578	$4,780

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Payroll and benefits	$4,718	$10,498
Consulting services	736	423
Legal services	1,091	397
Research and development	3,848	12,121
Total	$10,393	$23,439

7. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jeffries") as the Company's sales agent, and filed a universal shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement") that included a prospectus relating to the Sales Agreement and pursuant to which, from time to time, the Company could offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering. On January 4, 2024, the Company notified Jefferies that it was suspending and terminating the prospectus filed under the 2021 Shelf Registration Statement relating to the Sales Agreement for the Company's "at-the-market" offering program.

On March 5, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, (the “2024 Shelf Registration Statement”) and included a prospectus relating to the Sales Agreement (the “2024 ATM Prospectus”). Under the 2024 Shelf Registration Statement, the Company may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. Under the

2024 ATM Prospectus, in accordance with the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200.0 million in an “at-the-market” offering.

During the three months ended March 31, 2024, the Company issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting fees and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $26.86 per share. In addition, on March 27, 2024, the Company sold 925,925 shares of common stock pursuant to the Sales Agreement. However, the sale of such shares was not settled until April 2024, the shares were not issued until April 2024 and the Company did not receive the proceeds until April 2024. The Company sold such shares at a weighted average price of $27.00 and received net proceeds of $24.3 million after deducting fees and offering expenses payable by the Company. The $24.3 million in net proceeds related to these sales is recorded in prepaid expenses and other current assets as of March 31, 2024.

In January 2024, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 19,722,500 shares of the Company’s common stock. The Company received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Forbion Capital Fund IV Cooperatief U.A. and related affiliated entities (collectively, “Forbion”) were a beneficial owner of 9.0% of the Company's outstanding common stock as of March 31, 2024. Two members of the Company's board of directors are partners at Forbion. In the January 2024 offering, the Company issued and sold 1,714,285 shares of common stock that Forbion and related affiliated entities purchased at the public offering price of $17.50 per share for aggregate gross proceeds of $30.0 million. The shares were purchased on the same terms as the other shares that were offered and sold in the offering.

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

As of March 31, 2024, 5,259,821 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Company's board of directors adopted the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). The 2024 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 900,000 shares of Common Stock (subject to adjustment as provided in the 2024 Inducement Plan). Awards under the 2024 Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

As of March 31, 2024, 220,147 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Three Months Ended March 31,
	2024	2023
Expected volatility	66%	67%
Risk-free interest rate	3.98% — 4.31%	3.42% — 4.22%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2024 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	9,914,719	$10.48	7.7	$38,732
Granted	849,962	25.35
Exercised	(1,858,791)	5.87
Canceled	(297,924)	11.06
Outstanding as of March 31, 2024	8,607,966	$12.92	7.1	$133,486
Options exercisable as of March 31, 2024	4,159,765	$11.52	6.2	$70,155
Options vested or expected to vest as of March 31, 2024	8,607,966	$12.92	7.1	$133,486

The intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 totaled $32.5 million and $2.2 million, respectively. The weighted-average grant date fair value of the options granted during the three months ended March 31, 2024 and 2023 was $16.06 and $8.22 per share, respectively. As of March 31, 2024 there was $35.1 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.5 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued stock option awards. The acceleration of vesting and modification resulted in the recognition of $3.2 million of stock-based compensation expense for the three months ended March 31, 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Based upon the terms of the separation and consulting agreements, 223,533 stock option awards were forfeited in March 2024.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of March 31, 2024, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the three months ended March 31, 2024 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2024	3,422,212	$11.50
Granted	39,732	21.77
Vested	(239,150)	11.70
Forfeited	(49,723)	10.84
Issued and unvested as of March 31, 2024	3,173,071	$11.63

As of March 31, 2024, there was $28.3 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.4 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued restricted stock unit awards. The acceleration of vesting and modification resulted in the recognition of $10.5 million of stock-based compensation expense for the three months ended March 31, 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$3,817	$2,627
General and administrative	16,089	1,990
Total	$19,906	$4,617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited condensed consolidated financial statements and related notes for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our product candidate DYNE-101 is being evaluated in ACHIEVE, an ongoing Phase 1/2 global clinical trial in patients with DM1, consisting of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, and a 96-week long-term extension. ACHIEVE, which is designed to be registrational, is enrolling adult patients with DM1 who are 18 to 49 years of age. The primary endpoints are safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing, as well as measures of muscle strength and function. In the MAD portion of the ACHIEVE trial, patients are randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts will be dosed from 1.8 mg/kg to 10.2 mg/kg (approximate antisense oligonucleotide, or ASO, dose). Following the placebo-controlled period, patients transition to DYNE-101 treatment in the OLE portion of the trial and in the long-term extension.

In January 2024, we announced positive initial clinical data from the ACHIEVE trial which we believe validates the promise of the FORCE platform. The initial efficacy assessment of the DYNE-101 ACHIEVE trial reported in January 2024 was based on data from 32 adult DM1 patients enrolled in the randomized, placebo-controlled MAD portion of the trial, including 6-month data from the 1.8 mg/kg (approximate ASO dose) cohort (n=16) and 3-month data from the 3.4 mg/kg Q4W cohort (n=16). In each of these cohorts, participants were randomized to receive either DYNE-101 (n=6) or placebo (n=4) once every four weeks or participants in the recovery arm (n=6) received two doses of DYNE-101 followed by placebo for the remainder of the MAD portion of the trial.

Safety and tolerability data in this initial assessment of the ACHIEVE trial were based on 45 patients enrolled through the 5.4 mg/kg Q8W cohort. As of the data cutoff date of December 6, 2023, DYNE-101 demonstrated a favorable safety profile. Additionally, the majority of treatment-emergent adverse events were mild or moderate, and no related serious treatment-emergent adverse events were identified. In addition, no participants demonstrated treatment-emergent anemia, and no clinically meaningful changes were observed in kidney or liver parameters. Also, no participants demonstrated kidney injury. Liver enzyme elevations were observed in approximately 18% of participants, with no impact on liver function. Interpretation is complicated by underlying liver disease and elevated baseline values up to approximately 2.5 times greater than the upper limit of normal.

Enrollment is complete through the 6.8 mg/kg Q8W cohort of the ACHIEVE trial (56 patients enrolled). These initial clinical data position us to optimize dose and dose regimen for DYNE-101 with the goal of initiating registrational cohorts in the trial by the end of 2024. We anticipate reporting data from multiple, higher dose cohorts of the ACHIEVE trial in the second half of 2024.

Our product candidate DYNE-251 is being evaluated in DELIVER, an ongoing Phase 1/2 global clinical trial in patients with DMD who have mutations amenable to exon 51 skipping, consisting of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension. DELIVER, which is designed to be registrational, is enrolling ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping. The primary endpoints are safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Secondary endpoints include measures of muscle function, exon skipping and pharmacokinetics.

In the MAD portion of the DELIVER trial, patients are randomized to receive DYNE-251 or placebo every four or eight weeks intravenously for 24 weeks, depending on cohort. Patients cohorts will be dosed from 0.7 mg/kg to 40 mg/kg (approximate phosphorodiamidate morpholino oligomer, or PMO, dose). Following the placebo-controlled period, patients transition to DYNE-251 treatment in the open-label portion of the trial and in the long-term extension.

In January 2024, we announced positive initial clinical data from the DELIVER trial which we believe validates the promise of the FORCE platform. The initial efficacy assessment of the DYNE-251 DELIVER trial reported in January 2024 was based on 6-month data from six male patients with DMD amenable to exon 51 skipping enrolled in the 5 mg/kg (approximate PMO dose) cohort of the randomized, placebo-controlled MAD portion of the trial. Patients were randomized to receive either DYNE-251 (n=4) or placebo (n=2) once every four weeks. Once every 4-week administration of DYNE-251 in the DELIVER trial reached levels of dystrophin expression, exon skipping and percent dystrophin positive fibers that exceeded levels reported in a third-party clinical trial for the current weekly standard of care for DMD exon 51, eteplirsen, at 6 months with a 24-fold lower total PMO dose.

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

Enrollment is complete through the 40 mg/kg Q8W cohort of the DELIVER trial (48 patients enrolled). These initial clinical data position us to optimize dose and dose regimen for DYNE-251 with the goal of initiating registrational cohorts by the end of 2024. We anticipate reporting data from multiple, higher dose cohorts of the DELIVER trial in the second half of 2024.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three months ended March 31, 2024 and 2023, we reported net losses of $65.6 million and $44.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $698.2 million.

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$44,539	$37,536	$7,003
General and administrative	24,618	7,928	16,690
Total operating expenses	69,157	45,464	23,693
Loss from operations	(69,157)	(45,464)	(23,693)
Other income (expense):
Interest income	3,002	1,493	1,509
Other income (expense), net	506	(216)	722
Total other income (expense), net	3,508	1,277	2,231
Net loss	$(65,649)	$(44,187)	$(21,462)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$8,417	$8,435	$(18)
DYNE-251 (DMD)	11,983	10,481	1,502
Unallocated research and development expenses:
Platform and external research and development	4,060	3,400	660
Personnel related (including stock-based compensation)	16,010	11,531	4,479
Facility related and other	4,069	3,689	380
Total research and development expenses	$44,539	$37,536	$7,003

Expenses related to DYNE-101 remained consistent in the first quarter of 2024 compared to the first quarter of 2023. Expenses related to DYNE-251 increased in the first quarter of 2024 compared to the first quarter of 2023. This was attributable to higher manufacturing activity in the first quarter of 2024 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the DELIVER trial.

The increase in platform and external research and development expenses in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Personnel-related	$3,561	$2,414	$1,147
Stock-based compensation expense	16,088	1,990	14,098
Professional and consulting fees	3,660	2,096	1,564
Facility-related and other	1,309	1,428	(119)
Total general and administrative expenses	$24,618	$7,928	$16,690

The increase in personnel-related expenses in the first quarter of 2024 compared to the first quarter of 2023 was due to increased headcount in our general and administrative function. The increase in stock-based compensation expense was primarily the result of entering into separation and consulting agreements with our former chief executive officer in March 2024, resulting in the acceleration of vesting and modification of previously granted awards. The increase in professional and consulting fees in the first quarter of 2024 was primarily due to higher intellectual property related legal costs associated with our patent portfolio and other professional fees. Facility-related and other expenses decreased primarily due to decreased general business expenses, including the cost of corporate insurance policies.

Interest income

Interest income for the three months ended March 31, 2024 and 2023 was $3.0 million and $1.5 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance on which we are earning interest due to the sale of common stock in the first quarter of 2024.

Other (expense) income, net

Other income for the three months ended March 31, 2024 was $0.5 million due to foreign currency gains. Other expense for the three months ended March 31, 2023 was $0.2 million due to realized losses on the sale of marketable securities and net foreign currency losses.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of March 31, 2024 we had cash, cash equivalents and marketable securities of $453.5 million.

In November 2021, we filed a universal shelf registration statement on Form S-3, or the 2021 Shelf Registration Statement, to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, and included in the 2021 Shelf Registration Statement a prospectus relating to the Sales Agreement pursuant to which, from time to time, we could offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million, which we refer to as our at-the-market offering program. Sales of common stock under the Sales Agreement through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or Securities Act. On January 4, 2024, we notified Jefferies that we were suspending and terminating the prospectus filed under our 2021 Shelf Registration Statement relating to the Sales Agreement for our at-the-market offering program.

On March 5, 2024, we filed a universal shelf registration statement on Form S-3, or the 2024 Shelf Registration Statement, and included a prospectus relating to the Sales Agreement, or the 2024 ATM Prospectus. Under the 2024 Shelf Registration Statement, we may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. Under the 2024 ATM Prospectus, in accordance with the Sales Agreement, we may offer and sell shares having an aggregate offering price of up to $200.0 million.

During the three months ended March 31, 2024, we issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting sales agent commissions and offering expenses payable by us. We sold such shares at a weighted average price of $26.86 per share. In addition, on March 27, 2024, we sold 925,925 shares of common stock pursuant to the Sales Agreement. However, the sale of such shares was not settled until April 2024, the shares were not issued until April 2024 and we did not receive the proceeds until April 2024. We sold such shares at a weighted average price of $27.00 and received net proceeds of $24.3 million, after deducting sales agent commissions and offering expenses payable by us. The $24.3 million in net proceeds related to these sales is recorded in other receivables as of March 31, 2024.

In January 2024, we completed a follow-on public offering, which we refer to as the January 2024 offering, pursuant to which we issued and sold 19,722,500 shares of our common stock. We received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(78,537)	$(46,908)
Net cash provided by (used in) investing activities	(179,837)	27,062
Net cash provided by financing activities	408,388	28,815
Net increase in cash, cash equivalents and restricted cash	$150,014	$8,969

Operating activities

During the three months ended March 31, 2024, operating activities used $78.5 million of cash, due to our net loss of $65.6 million and net cash used by changes in our operating assets and liabilities of $32.8 million, partially offset by non-cash charges of $19.9 million. Net cash used by changes in our operating assets and liabilities consisted of a $28.8 million decrease in accounts payable and other liabilities and a $4.1 million increase in prepaid expenses. During the three months ended March 31, 2023, operating activities used $46.9 million of cash, due to our net loss of $44.2 million and net cash used by changes in our operating assets and liabilities of $7.9 million, partially offset by non-cash charges of $5.2 million. Net cash used by changes in our operating assets and liabilities consisted of a $1.4 million increase in prepaid expenses and other current assets and a $6.5 million decrease in accounts payable and other liabilities. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the three months ended March 31, 2024, net cash used in investing activities was $179.8 million due to purchases of marketable securities of $181.4 and purchases of property and equipment of $0.2 million, partially offset by maturities of marketable securities of $1.7 million. During the three months ended March 31, 2023, net cash provided by investing activities was $27.1 million due to maturities of marketable securities of $42.2 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $16.7 million and purchases of property and equipment of $0.2 million.

Financing activities

During the three months ended March 31, 2024, net cash provided by financing activities was $408.4 million, consisting of $323.9 million in aggregate net proceeds from sales of common stock in our January 2024 offering, $73.6 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $10.9 million in proceeds received from stock option exercises. During the three months ended March 31, 2023, net cash provided by financing activities was $28.8 million, consisting of $28.2 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $0.6 million in net proceeds received from stock option exercises.

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

There have been no significant changes to our critical accounting policies or estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of March 31, 2024.

Emerging growth company and smaller reporting company status

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions until December 31, 2025 or until such earlier time that we are no longer an “emerging growth company.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Head of Finance and Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Senior Vice President, Head of Finance and Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $65.6 million and $44.2 million for the three months ended March 31, 2024 and 2023, respectively, and $235.9 million and $168.1 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $698.2 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $453.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We are in the early stage of the development of our platform, programs and product candidates, and have not completed a clinical trial of any product candidate. As a result, our belief in the capabilities of our platform, including our belief that we have demonstrated proof of concept of our FORCE platform, is based on early research, preclinical studies and initial data from early-stage clinical trials of our product candidates. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the initial results of any clinical trials, such as initial results of ACHIEVE and DELIVER that we reported, may not be predictive of the final results of those trials or the results of any later clinical trials. In addition, initial success in clinical trials such as in the initial data from ACHIEVE and DELIVER may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, certain of our hypotheses regarding the potential benefits of our product candidates compared to alternative therapies and treatments are based on cross-trial comparisons of results that were not derived from head-to-head clinical trials. Such clinical trial data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, these cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of our product candidates compared to other product candidates that may have been approved previously.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 1/2 clinical trial by Avidity Biosciences, Inc., or Avidity; a gene editing treatment in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada and the United Kingdom.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own twenty-four issued U.S. patents and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, the United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted SIP proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida's plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, the regulation has been delayed by Congress to January 1, 2032.

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

As of March 31, 2024, we had 143 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 20.6% of our common stock as of March 31, 2024. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of April 30, 2024, we had 87,382,638 shares of common stock outstanding.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100.0 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities

On March 25, 2024, we granted a non-statutory stock option to John Cox, our President and Chief Executive Officer, to purchase up to 679,853 shares of our common stock at an exercise price of $26.06 per share. The option was an inducement grant made pursuant to our 2024 Inducement Stock Incentive Plan as an inducement material to Mr. Cox’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The option has a ten-year term and vests over four years, with 25% of the shares underlying the option awards vesting on March 25, 2025 and the remaining 75% of the shares underlying the award vesting monthly thereafter for three years. Vesting of the option is subject to Mr. Cox’s continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying the option prior to the time at which the option become exercisable.

Other than as stated above, we did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended and that have not otherwise been described in a Current Report on Form 8-K.

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

The following table describes, for the first quarter of 2024, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), which we refer to as a “Rule 10b5-1 trading arrangement” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Susanna High (Chief Operating Officer)	Adoption (March 7, 2024)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Wildon Farwell (Chief Medical Officer)	Adoption (January 25, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units granted on or after November 15, 2023	Sale	Until final settlement of any covered RSU	Indeterminable(2)
Susanna High (Chief Operating Officer)	Adoption (January 25, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units granted on or after November 15, 2023	Sale	Until final settlement of any covered RSU	Indeterminable(2)
Oxana Beskrovnaya (Chief Scientific Officer)	Adoption (January 25, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units granted on or after November 15, 2023	Sale	Until final settlement of any covered RSU	Indeterminable(2)
Jonathan McNeill (Chief Business Officer)	Adoption (January 25, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units granted on or after November 15, 2023	Sale	Until final settlement of any covered RSU	Indeterminable(2)
Richard Scalzo (Senior Vice President, Head of Finance and Administration)	Adoption (January 25, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units granted on or after November 15, 2023	Sale	Until final settlement of any covered RSU	Indeterminable(2)
Joshua Brumm (Former Chief Executive Officer)	Adoption (January 26, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units granted on or after November 15, 2023	Sale	Until final settlement of any covered RSU	Indeterminable(2)

(1)
This trading plan has a scheduled expiration date of June 30, 2025. The number of shares of our common stock to be sold under the plan is up to 195,323 shares.
(2)
The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Offer Letter, dated March 21, 2024, between the Company and John Cox (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.2

Separation Agreement, dated March 25, 2024, between the Company and Joshua Brumm(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.3

Consulting Agreement, dated March 25, 2024, between the Company and Joshua Brumm(incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.4	2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.5*	Form of Nonstatuory Stock Option Agreement under 2024 Inducement Stock Incentive Plan.

10.6*	Form of Restricted Stock Unit Agreement under 2024 Inducement Stock Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: May 2, 2024	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Head of Finance and Administration
(Principal Financial and Accounting Officer)