Form 10-Q
period 2024-06-30
Dyne Therapeutics, Inc.
filed 2024-08-12
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 100,400,798 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available; and
•
our ability to establish and maintain collaborations or obtain additional funding.

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
•
we may encounter substantial delays in commencement, enrollment or completion of our clinical trials or the data from the clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy to warrant further development or satisfy the applicable regulatory authorities, which could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$608,196	$121,626
Marketable securities	170,642	1,474
Prepaid expenses and other current assets	13,482	6,275
Total current assets	792,320	129,375
Property and equipment, net	5,022	4,780
Right-of-use assets	26,615	28,612
Restricted cash	1,927	2,315
Total assets	$825,884	$165,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,889	22,936
Accrued expenses and other current liabilities	23,085	23,439
Lease liabilities	4,779	4,720
Total current liabilities	29,753	51,095
Lease liabilities, net of current portion	20,938	22,695
Total liabilities	50,691	73,790
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 100,119,518 and 61,468,743 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10	6
Additional paid-in capital	1,538,684	723,796
Accumulated other comprehensive loss	(240)	—
Accumulated deficit	(763,261)	(632,510)
Total stockholders’ equity	775,193	91,292
Total liabilities and stockholders’ equity	$825,884	$165,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$62,263	$59,130	$106,802	$96,667
General and administrative	9,699	7,606	34,317	15,533
Total operating expenses	71,962	66,736	141,119	112,200
Loss from operations	(71,962)	(66,736)	(141,119)	(112,200)
Other income (expense):
Interest income	7,052	2,207	10,054	3,700
Other income (expense), net	(192)	(373)	314	(589)
Total other income (expense), net	6,860	1,834	10,368	3,111
Net loss	$(65,102)	$(64,902)	$(130,751)	$(109,089)
Net loss per share—basic and diluted	$(0.70)	$(1.08)	$(1.51)	$(1.88)
Weighted average common shares outstanding, basic and diluted	92,507,815	59,835,087	86,777,150	58,090,142
Comprehensive loss:
Net loss	$(65,102)	$(64,902)	$(130,751)	$(109,089)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net	(108)	147	(240)	515
Comprehensive loss	$(65,210)	$(64,755)	$(130,991)	$(108,574)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2024	61,468,743	$6	$723,796	$—	$(632,510)	$91,292
Issuance of common stock in public offering, net of issuance costs of $21.3 million	19,722,500	2	323,849	—	—	323,851
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	1,858,791	—	10,916	—	—	10,916
Stock-based compensation	—	—	19,906	—	—	19,906
Vesting of restricted stock units	239,150	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(65,649)	(65,649)
Balance at March 31, 2024	87,089,649	$9	$1,176,337	$(132)	$(698,159)	$478,055
Issuance of common stock in public offering, net of issuance costs of $23.0 million	12,075,000	1	351,328	—	—	351,329
Exercise of stock options	564,904	—	4,283	—	—	4,283
Stock-based compensation	—	—	6,736	—	—	6,736
Vesting of restricted stock units	389,965	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(65,102)	(65,102)
Balance at June 30, 2024	100,119,518	$10	$1,538,684	$(240)	$(763,261)	$775,193

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2023	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364
Issuance of common stock in public offering, net of issuance costs of $1.0 million	2,335,150	—	28,186	—	—	28,186
Exercise of stock options	232,292	—	587	—	—	587
Stock-based compensation	—	—	4,617	—	—	4,617
Vesting of restricted stock units	101,533	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	368	—	368
Net loss	—	—	—	—	(44,187)	(44,187)
Balance at March 31, 2023	58,305,480	$6	$682,892	$(203)	$(440,760)	$241,935
Issuance of common stock in public offering, net of issuance costs of $0.8 million	2,173,913	—	24,184	—	—	24,184
Exercise of stock options	432,626	—	764	—	—	764
Stock-based compensation	—	—	4,749	—	—	4,749
Vesting of restricted stock units	101,967	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	147	—	147
Net loss	—	—	—	—	(64,902)	(64,902)
Balance at June 30, 2023	61,013,986	$6	$712,589	$(56)	$(505,662)	$206,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(130,751)	$(109,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,642	9,366
Depreciation and amortization expense	785	843
Non-cash lease expense	298	454
Accretion of premium on marketable securities	(1,792)	(543)
Loss on sale of marketable securities	—	23
Loss (gain) on disposal of property and equipment	(2)	118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,207)	4,175
Accounts payable and other liabilities	(21,378)	(7,897)
Net cash used in operating activities	(133,405)	(102,550)
Cash flows from investing activities:
Purchases of property and equipment	(1,048)	(480)
Purchases of marketable securities	(207,691)	(34,684)
Maturities of marketable securities	40,076	77,629
Sales of marketable securities	—	1,829
Net cash (used in) provided by investing activities	(168,663)	44,294
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	675,180	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	97,871	52,370
Proceeds from exercise of stock options	15,199	1,351
Net cash provided by financing activities	788,250	53,721
Net increase (decrease) in cash, cash equivalents and restricted cash	486,182	(4,535)
Cash, cash equivalents and restricted cash, beginning of period	123,941	174,466
Cash, cash equivalents and restricted cash, end of period	$610,123	$169,931
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$—	$10

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 5, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Options to purchase common stock	8,363,280	9,162,462
Unvested restricted stock units	2,828,836	1,555,356
Total	11,192,116	10,717,818

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning on January 1, 2025. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash, cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$608,196	$121,626
Restricted cash	1,927	2,315
Total	$610,123	$123,941

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	35,211	—	(28)	35,183
Corporate debt securities	114,383	28	(222)	114,189
Certificates of deposit	14,075	1	(9)	14,067
U.S. treasury notes	7,203	1	(1)	7,203
Total	$170,872	$30	$(260)	$170,642

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Corporate debt securities	1,474	—	—	1,474
Total	$1,474	$—	$—	$1,474

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$179,220	$—	$—	$179,220
Corporate debt securities	—	6,081	—	6,081
Marketable securities
Commercial paper	35,183	—	—	35,183
Corporate debt securities	—	114,189	—	114,189
Certificates of deposit	—	14,067	—	14,067
U.S. treasury notes	7,203	—	—	7,203
Total	$221,606	$134,337	$—	$355,943

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$66,179	$—	$—	$66,179
U.S. treasury notes	18,689	—	—	18,689
Marketable securities
Corporate debt securities	—	1,474	—	1,474
Total	$84,868	$1,474	$—	$86,342

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	June 30, 2024
Maturing in one year or less	$155,058
Maturing after one year through two years	15,584
Maturing after two years	—
Total	$170,642

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$7,940	$7,546
Office and computer equipment	2,138	2,091
Construction in process	1,016	431
Property and equipment—at cost	11,094	10,068
Less accumulated depreciation and amortization	(6,072)	(5,288)
Property and equipment—net	$5,022	$4,780

Depreciation and amortization expense for the three and six months ended June 30, 2024 was $0.4 million and $0.8 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2023 was $0.4 million and $0.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Payroll and benefits	$8,178	$10,498
Consulting services	1,098	423
Legal services	1,094	397
Research and development	12,715	12,121
Total	$23,085	$23,439

7. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the Company's sales agent, and filed a universal shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement") that included a prospectus relating to the Sales Agreement and pursuant to which, from time to time, the Company could offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering. On January 4, 2024, the Company notified Jefferies that it was suspending and terminating the prospectus filed under the 2021 Shelf Registration Statement relating to the Sales Agreement for the Company's "at-the-market" offering program.

On March 5, 2024, the Company filed a universal shelf registration statement on Form S-3 with the SEC, (the “2024 Shelf Registration Statement”) that included a prospectus relating to the Sales Agreement (the “2024 ATM Prospectus”). Under the 2024 Shelf Registration Statement, the Company may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. Under the

2024 ATM Prospectus, in accordance with the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200.0 million in an “at-the-market” offering.

During the six months ended June 30, 2024, the Company issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting fees and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $26.86 per share.

In January 2024, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 19,722,500 shares of the Company’s common stock. The Company received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Forbion Capital Fund IV Cooperatief U.A. and related affiliated entities (collectively, “Forbion”) were a beneficial owner of more than 5.0% of the Company's outstanding common stock as of June 30, 2024. Two members of the Company's board of directors are partners at Forbion. In the January 2024 offering, the Company issued and sold 1,714,285 shares of common stock that Forbion and related affiliated entities purchased at the public offering price of $17.50 per share for aggregate gross proceeds of $30.0 million. The shares were purchased on the same terms as the other shares that were offered and sold in the offering.

In May 2024, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 12,075,000 shares of the Company's common stock. The Company received net proceeds of $351.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

As of June 30, 2024, 4,894,073 shares remained available for future issuance under the 2020 Plan.

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

As of June 30, 2024, 220,147 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Six Months Ended June 30,
	2024	2023
Expected volatility	66%	67%
Risk-free interest rate	3.98% — 4.65%	3.42% — 4.22%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2024 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	9,914,719	$10.48	7.7	$38,732
Granted	1,215,868	26.90
Exercised	(2,423,695)	6.27
Canceled	(343,612)	12.45
Outstanding as of June 30, 2024	8,363,280	$14.00	7.0	$178,018
Options exercisable as of June 30, 2024	4,471,976	$12.03	5.8	$104,022
Options vested or expected to vest as of June 30, 2024	8,363,280	$14.00	7.0	$178,018

The intrinsic value of options exercised for the six months ended June 30, 2024 and 2023 totaled $45.4 million and $7.0 million, respectively. The weighted-average grant date fair value of the options granted during the six months ended June 30, 2024 and 2023 was $17.04 and $7.93 per share, respectively. As of June 30, 2024 there was $37.4 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.6 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued stock option awards. The acceleration of vesting and modification resulted in the recognition of $3.2 million of stock-based compensation expense for the six months ended June 30, 2024, all of which was recorded in the first quarter of 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Based upon the terms of the separation and consulting agreements, options to purchase 223,533 shares of common stock were forfeited in March 2024.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of June 30, 2024, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the six months ended June 30, 2024 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2024	3,422,212	$11.50
Granted	105,754	26.84
Vested	(629,115)	11.98
Forfeited	(70,015)	13.13
Issued and unvested as of June 30, 2024	2,828,836	$11.93

As of June 30, 2024, there was $27.3 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.0 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued restricted stock unit awards. The acceleration of vesting and modification resulted in the recognition of $10.5 million of stock-based compensation expense for the six months ended June 30, 2024, all of which was recorded in the first quarter of 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$3,984	$2,707	$7,802	$5,334
General and administrative	2,752	2,042	18,840	4,032
Total	$6,736	$4,749	$26,642	$9,366

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

Our product candidate DYNE-101 is being evaluated in ACHIEVE, an ongoing Phase 1/2 global clinical trial in patients with DM1, consisting of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, and a 96-week long-term extension. ACHIEVE, which is designed to be registrational, is enrolling adult patients with DM1 who are 18 to 49 years of age. The primary endpoints are safety and tolerability. Additional endpoints include pharmacokinetics, change from baseline in splicing, multiple measures of muscle strength and function as well as patient-reported outcomes, including the Myotonic Dystrophy Type 1 Activity and Participation Scale (DM1-ACTIVc) and the Myotonic Dystrophy Health Index (MDHI). In the MAD portion of the ACHIEVE trial, patients are randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts will be dosed from 1.8 mg/kg to 10.2 mg/kg (approximate antisense oligonucleotide, or ASO, dose). Following the placebo-controlled period, patients transition to DYNE-101 treatment in the OLE portion of the trial and in the long-term extension.

In May 2024, we announced positive clinical data from the ACHIEVE trial. The efficacy assessment of the DYNE-101 ACHIEVE trial reported in May 2024 was based on data from 40 adult DM1 patients enrolled in the trial, including 12-month data from the 1.8 mg/kg Q4W (approximate ASO dose) cohort (n=16), 6-month data from the 3.4 mg/kg Q4W cohort (n=16) and 3-month data from the 5.4 mg/kg Q8W cohort (n=8). In the 1.8 mg/kg Q4W and 3.4 mg/kg Q4W cohorts, participants were randomized to receive either DYNE-101 (n=6) or placebo (n=4) once every four weeks or participants in the recovery arm (n=6) received two doses of DYNE-101 followed by placebo for the remainder of the MAD portion of the trial. In the 5.4 mg/kg Q8W cohort, participants were randomized to receive either DYNE-101 (n=6) or placebo (n=2) once every four weeks for the first three months followed by once every eight weeks for the remainder of the MAD portion of the trial. In these data from the ACHIEVE trial, DYNE-101 demonstrated robust muscle delivery and dose-dependent and consistent splicing correction while also showing improvement in multiple functional endpoints and patient reported outcomes.

Safety and tolerability data from the assessment of the ACHIEVE trial reported in May 2024 were based on 56 patients enrolled through the 6.8 mg/kg Q8W cohort of the MAD portion of the ACHIEVE trial. As of the safety data cut-off date of May 8, 2024, DYNE-101 demonstrated a favorable safety profile and the majority of treatment emergent adverse events were mild or moderate and no related serious treatment emergent adverse events were identified.

We plan to continue to engage with global regulators this year on ACHIEVE, and we anticipate providing an update on the path to registration for DYNE-101 by the end of 2024. ACHIEVE is designed to be registrational, and we are pursuing expedited approval pathways for DYNE-101. Based on dialogue with the Center for Drug Evaluation and Research (CDER) division of the U.S. Food and Drug Administration, or FDA, we continue to pursue an accelerated approval pathway for DYNE-101, including leveraging splicing as a potential surrogate biomarker.

Our product candidate DYNE-251 is being evaluated in DELIVER, an ongoing Phase 1/2 global clinical trial in patients with DMD who have mutations amenable to exon 51 skipping, consisting of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE and a 96-week long-term extension. DELIVER, which is designed to be registrational, is enrolling ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping. The primary endpoints are safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Additional endpoints include pharmacokinetics and change from baseline in exon 51 skipping levels, muscle tissue percent dystrophin positive fibers (PDPF), multiple assessments of muscle function, including North Star Ambulatory Assessment (NSAA) score, Stride Velocity 95th Centile and certain timed functional tests.

In the MAD portion of the DELIVER trial, patients are randomized to receive DYNE-251 or placebo every four or eight weeks intravenously for 24 weeks, depending on cohort. Patients have been dosed in cohorts from 0.7 mg/kg to 40 mg/kg (approximate phosphorodiamidate morpholino oligomer, or PMO, dose). Following the placebo-controlled period, patients transition to DYNE-251 treatment in the open-label portion of the trial and in the long-term extension.

In May 2024, we announced positive clinical data from the DELIVER trial. The efficacy assessment of the DYNE-251 DELIVER trial reported in May 2024 was based on 6-month data from eight male patients with DMD amenable to exon 51 skipping enrolled in the 10 mg/kg (approximate PMO dose) cohort of the randomized, placebo-controlled MAD portion of the trial. Patients were randomized to receive either DYNE-251 (n=6) or placebo (n=2) once every four weeks for 6 months. In the 10 mg/kg dose cohort, DYNE-251 Q4W demonstrated dose-dependent exon skipping and dystrophin expression. In these data, DYNE-251 reached levels of dystrophin expression that exceeded levels reported in a third-party clinical trial for the current weekly standard of care for DMD exon 51, eteplirsen, at 6 months with a 12-fold lower PMO dose. In these data, DYNE-251 also demonstrated encouraging trends in multiple functional endpoints.

Safety and tolerability data from the assessment of the DELIVER trial reported in May 2024 were based on 48 patients enrolled through the 40 mg/kg Q8W cohort of the MAD portion of the DELIVER trial. As of the safety data cut-off date of April 30, 2024, DYNE-251 demonstrated a favorable safety profile and the majority of treatment emergent adverse events were mild or moderate and no related serious treatment emergent adverse events were identified.

We plan to continue to engage with global regulators this year on DELIVER, and we anticipate providing an update on the path to registration for DYNE-251 by the end of 2024. DELIVER is designed to be registrational, and we are pursuing expedited approval pathways for DYNE-251. We have confirmed that the FDA precedent for using dystrophin as a surrogate biomarker for accelerated approval remains available.

In June 2024, we announced new preclinical data for DYNE-302, our product candidate for FSHD, that demonstrated robust and durable DUX4 suppression and functional benefit in a mouse model. We generated data using an innovative hTfR1/iFLExD mouse model we developed that expresses the human transferrin 1 receptor, or TfR1, and enables tunable DUX4 induction in skeletal muscle. In hTfR1/iFLExD mice, a single intravenous dose of DYNE-302 resulted in dose-dependent and robust reduction of the DUX4 transcriptome that lasted up to three months, with benefit on muscle structure and function. DYNE-302 also demonstrated high in vitro potency in FSHD patient-derived myotubes. We are progressing DYNE-302 through IND/CTA-enabling studies.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the six months ended June 30, 2024 and 2023, we reported net losses of $130.8 million and $109.1 million, respectively. As of June 30, 2024, we had an accumulated deficit of $763.3 million.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2026. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and capital resources” below.

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$62,263	$59,130	$3,133
General and administrative	9,699	7,606	2,093
Total operating expenses	71,962	66,736	5,226
Loss from operations	(71,962)	(66,736)	(5,226)
Other income (expense):
Interest income	7,052	2,207	4,845
Other income (expense), net	(192)	(373)	181
Total other income (expense), net	6,860	1,834	5,026
Net loss	$(65,102)	$(64,902)	$(200)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$13,708	$18,463	$(4,755)
DYNE-251 (DMD)	21,673	21,113	560
Unallocated research and development expenses:
Platform and external research and development	6,122	3,649	2,473
Personnel related (including stock-based compensation)	15,499	11,935	3,564
Facility related and other	5,261	3,970	1,291
Total research and development expenses	$62,263	$59,130	$3,133

Expenses related to DYNE-101 decreased in the second quarter of 2024 compared to the second quarter of 2023. This was attributable to higher manufacturing activity in the second quarter of 2023. Expenses related to DYNE-251 increased in the second quarter of 2024 compared to the second quarter of 2023. This was attributable to an increase in clinical trial activity for the DELIVER trial.

The increase in platform and external research and development expenses in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Personnel-related	$2,098	$2,254	$(156)
Stock-based compensation expense	2,752	2,042	710
Professional and consulting fees	3,290	1,696	1,594
Facility-related and other	1,559	1,614	(55)
Total general and administrative expenses	$9,699	$7,606	$2,093

The increase in stock-based compensation expense was due to increased headcount in our general and administrative function. The increase in professional and consulting fees was primarily due to higher intellectual property related legal costs associated with our patent portfolio and other professional fees. Personnel-related expenses and facility-related and other expenses remained generally consistent in the second quarter of 2024 compared to the second quarter of 2023.

Interest income

Interest income for the three months ended June 30, 2024 and 2023 was $7.1 million and $2.2 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance on which we are earning interest due to the sale of common stock in the first and second quarters of 2024.

Other (expense) income, net

Other expense for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.4 million, respectively, due to realized foreign currency losses.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$106,802	$96,667	$10,135
General and administrative	34,317	15,533	18,784
Total operating expenses	141,119	112,200	28,919
Loss from operations	(141,119)	(112,200)	(28,919)
Other income (expense):
Interest income	10,054	3,700	6,354
Other income (expense), net	314	(589)	903
Total other income (expense), net	10,368	3,111	7,257
Net loss	$(130,751)	$(109,089)	$(21,662)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$22,125	$26,899	$(4,774)
DYNE-251 (DMD)	33,656	31,594	2,062
Unallocated research and development expenses:
Platform and external research and development	10,182	7,049	3,133
Personnel related (including stock-based compensation)	31,509	23,466	8,043
Facility related and other	9,330	7,659	1,671
Total research and development expenses	$106,802	$96,667	$10,135

Expenses related to DYNE-101 decreased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was attributable to higher manufacturing activity in the six months ended June 30, 2023. Expenses related to DYNE-251 increased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was attributable to an increase in clinical trial activity for the DELIVER trial and higher manufacturing activity in the six months ended June 30, 2024.

The increase in platform and external research and development expenses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Personnel-related	$5,659	$4,667	$992
Stock-based compensation expense	18,840	4,032	14,808
Professional and consulting fees	6,948	3,791	3,157
Facility-related and other	2,870	3,043	(173)
Total general and administrative expenses	$34,317	$15,533	$18,784

The increase in personnel-related expenses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to increased headcount in our general and administrative function. The increase in stock-based compensation expense was primarily the result of entering into separation and consulting agreements with our former chief executive officer in March 2024, resulting in the acceleration of vesting and modification of previously granted awards. The increase in professional and consulting fees was primarily due to higher intellectual property related legal costs associated with our patent portfolio and other professional fees. Facility-related and other expenses decreased primarily due to decreased general business expenses, including the cost of corporate insurance policies.

Interest income

Interest income for the six months ended June 30, 2024 and 2023 was $10.1 million and $3.7 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance on which we are earning interest due to the sale of common stock in the first and second quarters of 2024.

Other (expense) income, net

Other income for the six months ended June 30, 2024 was $0.3 million due to foreign currency gains. Other expense for the six months ended June 30, 2023 was $0.6 million due to realized losses on the sale of marketable securities and net foreign currency losses.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of June 30, 2024 we had cash, cash equivalents and marketable securities of $778.8 million.

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

During the six months ended June 30, 2024, we issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting sales agent commissions and offering expenses payable by us. We sold such shares at a weighted average price of $26.86 per share.

In January 2024, we completed a follow-on public offering, which we refer to as the January 2024 offering, pursuant to which we issued and sold 19,722,500 shares of our common stock. We received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In May 2024, we completed a follow-on public offering, which we refer to as the May 2024 offering, pursuant to which we issued and sold 12,075,000 shares of our common stock. We received net proceeds of $351.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(133,405)	$(102,550)
Net cash provided by (used in) investing activities	(168,663)	44,294
Net cash provided by financing activities	788,250	53,721
Net increase in cash, cash equivalents and restricted cash	$486,182	$(4,535)

Operating activities

During the six months ended June 30, 2024, operating activities used $133.4 million of cash, due to our net loss of $130.8 million and net cash used by changes in our operating assets and liabilities of $28.6 million, partially offset by non-cash charges of $25.9 million. Net cash used by changes in our operating assets and liabilities consisted of a $21.4 million decrease in accounts payable and other liabilities and a $7.2 million increase in prepaid expenses. During the six months ended June 30, 2023, operating activities used $102.6 million of cash, due to our net loss of $109.1 million and net cash used by changes in our operating assets and liabilities of $3.7 million, partially offset by non-cash charges of $10.3 million. Net cash used by changes in our operating assets and liabilities consisted of a $7.9 million decrease in accounts payable and other liabilities, partially offset by a $4.2 million decrease in prepaid expenses. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the six months ended June 30, 2024, net cash used in investing activities was $168.7 million due to purchases of marketable securities of $207.7 and purchases of property and equipment of $1.0 million, partially offset by maturities of marketable securities of $40.1 million. During the six months ended June 30, 2023, net cash provided by investing activities was $44.3 million due to maturities of marketable securities of $77.6 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $34.7 million and purchases of property and equipment of $0.5 million.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities was $788.3 million, consisting of $675.2 million in aggregate net proceeds from sales of common stock in our January 2024 and May 2024 offerings, $97.9 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $15.2 million in proceeds received from stock option exercises. During the six months ended June 30, 2023, net cash provided by financing activities was $53.7 million, consisting of $52.4 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $1.4 million in net proceeds received from stock option exercises.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of June 30, 2024.

Emerging growth company and smaller reporting company status

Based on the market value of our common stock held by non-affiliates as of June 30, 2024, we will cease to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, effective as of December 31, 2024, and as of such date, we will no longer be allowed to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are emerging growth companies, including the extended transition period for complying with new or revised accounting standards.

In addition, based on the market value of our common stock held by non-affiliates as of June 30, 2024, we will no longer be able to take advantage of the various reporting and other exemptions available to “smaller reporting companies” as defined in Rule 12b-2 under the Exchange Act, beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. Until such time, however, we are permitted and will continue to rely on various exemptions from certain disclosure requirements as an emerging growth company and smaller reporting company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Head of Finance and Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Senior Vice President, Head of Finance and Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $130.8 million and $109.1 million for the six months ended June 30, 2024 and 2023, respectively, and $235.9 million and $168.1 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $763.3 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $778.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or the data from the clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates on a timely basis, if at all.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a Diversity Action Plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for the DAPs.

Similarly, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

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

We expect to face competition from existing products and product candidates in development for each of our programs and product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; AT466, an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; AOC-1001, an antibody linked siRNA being evaluated in a Phase 3 clinical trial by Avidity Biosciences, Inc., or Avidity; a gene editing treatment in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; gene targeted chimera small molecules in preclinical development by Design Therapeutics, Inc.; EDODM1, a peptide-linked PMO currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; ARO-DM1, a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the EU and Australia.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to exon 53 skipping, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to exon 51 skipping which is being evaluated in a Phase 2 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is being evaluated in a Phase 1/2 clinical trial and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc. (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own twenty-nine issued U.S. patents and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the U.S. Court of Appeals for the Fifth Circuit or the U.S. Supreme Court. The U.S. Court of Appeals for the

Fifth Circuit held oral arguments for the case on May 17, 2023 and, on August 16, 2023, issued its decision. The U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, and if it continues, and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

In addition, the United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Beginning on January 1, 2025, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published in April 2023 and the European Parliament has requested several amendments. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

In January 2023, FDA announced that, in matters beyond the scope of the court’s order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2024 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

As of June 30, 2024, we had 152 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 17.9% of our common stock as of June 30, 2024. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of August 9, 2024, we had 100,400,798 shares of common stock outstanding.

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

We will no longer qualify as an “emerging growth company” or a “smaller reporting company” as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies.

We are currently an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

We are also currently a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Similar to EGCs, smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statements in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

Based on the market value of our common stock held by non-affiliates as of June 30, 2024, we will cease to qualify as an EGC as of December 31, 2024, and as such, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to EGCs effective as of December 31, 2024. In addition, based on the market value of our common stock held by non-affiliates as of June 30, 2024, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to smaller reporting companies beginning with our quarterly report on Form 10-Q for the quarterly period ending March 31, 2025. We expect that the loss of our EGC and smaller reporting company status and compliance with these additional requirements will increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer allowed to avail ourselves of the reduced disclosure requirements of an EGC or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company or as an EGC and smaller reporting company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Once we are no longer able to take advantage of the exemptions from various reporting requirements that are applicable to EGCs and smaller reporting companies, we will be required to comply with auditor attestation requirements, increased disclosure obligations and other reporting requirements which will likely increase our costs in the upcoming fiscal year. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly compared to when we were a private company. For example, as a public company it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantial costs. The impact of these events could also make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our annual report required to be filed with the SEC for the fiscal year ending December 31, 2024. At such time as we are required to obtain auditor attestation, if we then have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our annual report required to be filed with the SEC for the fiscal year ending December 31, 2024. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: August 12, 2024	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Head of Finance and Administration
(Principal Financial and Accounting Officer)