Form 10-Q
period 2024-09-30
Dyne Therapeutics, Inc.
filed 2024-11-12
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 101,765,958 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$532,163	$121,626
Marketable securities	191,511	1,474
Prepaid expenses and other current assets	12,716	6,275
Total current assets	736,390	129,375
Property and equipment, net	4,896	4,780
Right-of-use assets	25,621	28,612
Restricted cash	1,937	2,315
Total assets	$768,844	$165,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	6,157	22,936
Accrued expenses and other current liabilities	32,289	23,439
Lease liabilities	4,814	4,720
Total current liabilities	43,260	51,095
Lease liabilities, net of current portion	20,044	22,695
Total liabilities	63,304	73,790
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 101,753,378 and 61,468,743 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	6
Additional paid-in capital	1,565,438	723,796
Accumulated other comprehensive loss	478	—
Accumulated deficit	(860,386)	(632,510)
Total stockholders’ equity	705,540	91,292
Total liabilities and stockholders’ equity	$768,844	$165,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$92,800	$55,251	$199,601	$151,918
General and administrative	12,859	7,022	47,177	22,556
Total operating expenses	105,659	62,273	246,778	174,474
Loss from operations	(105,659)	(62,273)	(246,778)	(174,474)
Other income (expense):
Interest income	9,276	2,189	19,330	5,890
Other income (expense), net	(742)	(126)	(428)	(715)
Total other income (expense), net	8,534	2,063	18,902	5,175
Net loss	$(97,125)	$(60,210)	$(227,876)	$(169,299)
Net loss per share—basic and diluted	$(0.96)	$(0.99)	$(2.49)	$(2.86)
Weighted average common shares outstanding, basic and diluted	100,882,042	61,109,917	91,511,621	59,107,795
Comprehensive loss:
Net loss	$(97,125)	$(60,210)	$(227,876)	$(169,299)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net	718	43	478	558
Comprehensive loss	$(96,407)	$(60,167)	$(227,398)	$(168,741)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2024	61,468,743	$6	$723,796	$—	$(632,510)	$91,292
Issuance of common stock in public offering, net of issuance costs of $21.3 million	19,722,500	2	323,849	—	—	323,851
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	1,858,791	—	10,916	—	—	10,916
Stock-based compensation	—	—	19,906	—	—	19,906
Vesting of restricted stock units	239,150	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(65,649)	(65,649)
Balance at March 31, 2024	87,089,649	$9	$1,176,337	$(132)	$(698,159)	$478,055
Issuance of common stock in public offering, net of issuance costs of $23.0 million	12,075,000	1	351,328	—	—	351,329
Exercise of stock options	564,904	—	4,283	—	—	4,283
Stock-based compensation	—	—	6,736	—	—	6,736
Vesting of restricted stock units	389,965	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(65,102)	(65,102)
Balance at June 30, 2024	100,119,518	$10	$1,538,684	$(240)	$(763,261)	$775,193
Exercise of stock options	1,388,613	—	18,009	—	—	18,009
Stock-based compensation	—	—	8,745	—	—	8,745
Vesting of restricted stock units	245,247	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	718	—	718
Net loss	—	—	—	—	(97,125)	(97,125)
Balance at September 30, 2024	101,753,378	$10	$1,565,438	$478	$(860,386)	$705,540

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2023	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364
Issuance of common stock in at-the-market offering, net of issuance costs of $1.0 million	2,335,150	—	28,186	—	—	28,186
Exercise of stock options	232,292	—	587	—	—	587
Stock-based compensation	—	—	4,617	—	—	4,617
Vesting of restricted stock units	101,533	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	368	—	368
Net loss	—	—	—	—	(44,187)	(44,187)
Balance at March 31, 2023	58,305,480	$6	$682,892	$(203)	$(440,760)	$241,935
Issuance of common stock in at-the-market offering, net of issuance costs of $0.8 million	2,173,913	—	24,184	—	—	24,184
Exercise of stock options	432,626	—	764	—	—	764
Stock-based compensation	—	—	4,749	—	—	4,749
Vesting of restricted stock units	101,967	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	147	—	147
Net loss	—	—	—	—	(64,902)	(64,902)
Balance at June 30, 2023	61,013,986	$6	$712,589	$(56)	$(505,662)	$206,877
Exercise of stock options	125,461	—	453	—	—	453
Stock-based compensation	—	—	4,875	—	—	4,875
Vesting of restricted stock units	182,836	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	43	—	43
Net loss	—	—	—	—	(60,210)	(60,210)
Balance at September 30, 2023	61,322,283	$6	$717,917	$(13)	$(565,872)	$152,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(227,876)	$(169,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35,387	14,242
Depreciation and amortization expense	1,223	1,274
Non-cash lease expense	434	620
Accretion of premium on marketable securities	(2,768)	(908)
Loss (gain) on sale of marketable securities	(26)	23
Loss (gain) on disposal of property and equipment	(2)	118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,442)	(781)
Accounts payable and other liabilities	(7,964)	1,559
Net cash used in operating activities	(208,034)	(153,152)
Cash flows from investing activities:
Purchases of property and equipment	(1,301)	(647)
Purchases of marketable securities	(264,729)	(44,262)
Maturities of marketable securities	76,215	100,195
Sales of marketable securities	1,749	1,829
Net cash (used in) provided by investing activities	(188,066)	57,115
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	675,180	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	97,871	52,370
Proceeds from exercise of stock options	33,208	1,805
Net cash provided by financing activities	806,259	54,175
Net increase (decrease) in cash, cash equivalents and restricted cash	410,159	(41,862)
Cash, cash equivalents and restricted cash, beginning of period	123,941	174,466
Cash, cash equivalents and restricted cash, end of period	$534,100	$132,604
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$48	$27

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 5, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Options to purchase common stock	7,743,732	9,085,392
Unvested restricted stock units	2,718,092	1,381,259
Total	10,461,824	10,466,651

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

Cash, cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$532,163	$121,626
Restricted cash	1,937	2,315
Total	$534,100	$123,941

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	31,269	38	—	31,307
Corporate debt securities	150,579	429	(5)	151,003
Certificates of deposit	9,185	16	—	9,201
Total	$191,033	$483	$(5)	$191,511

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Corporate debt securities	1,474	—	—	1,474
Total	$1,474	$—	$—	$1,474

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair value measurements as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$190,076	$—	$—	$190,076
Marketable securities
Commercial paper	—	31,307	—	31,307
Corporate debt securities	—	151,003	—	151,003
Certificates of deposit	—	9,201	—	9,201
Total	$190,076	$191,511	$—	$381,587

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$66,179	$—	$—	$66,179
U.S. treasury notes	18,689	—	—	18,689
Marketable securities
Corporate debt securities	—	1,474	—	1,474
Total	$84,868	$1,474	$—	$86,342

The fair value of U.S. government treasury notes and money market funds were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Certificates of deposit, commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	September 30, 2024
Maturing in one year or less	$155,951
Maturing after one year through two years	35,560
Maturing after two years	—
Total	$191,511

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$8,710	$7,546
Office and computer equipment	2,246	2,091
Construction in process	450	431
Property and equipment—at cost	11,406	10,068
Less accumulated depreciation and amortization	(6,510)	(5,288)
Property and equipment—net	$4,896	$4,780

Depreciation and amortization expense for the three and nine months ended September 30, 2024 was $0.4 million and $1.2 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2023 was $0.4 million and $1.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Payroll and benefits	$11,310	$10,498
Consulting services	1,048	423
Legal services	551	397
Research and development	19,380	12,121
Total	$32,289	$23,439

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

During the nine months ended September 30, 2024, the Company issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting fees and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $26.86 per share.

In January 2024, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 19,722,500 shares of the Company’s common stock. The Company received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Forbion Capital Fund IV Cooperatief U.A. and related affiliated entities (collectively, “Forbion”) were a beneficial owner of more than 5.0% of the Company's outstanding common stock as of the closing of the January 2024 offering. Two members of the Company's board of directors are partners at Forbion. In the January 2024 offering, the Company issued and sold 1,714,285 shares of common stock that Forbion and related affiliated entities purchased at the public offering price of $17.50 per share for aggregate gross proceeds of $30.0 million. The shares were purchased on the same terms as the other shares that were offered and sold in the offering.

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

As of September 30, 2024, 4,213,838 shares remained available for future issuance under the 2020 Plan.

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

As of September 30, 2024, 220,147 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	66%	67%
Risk-free interest rate	3.46% — 4.65%	3.42% — 4.47%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2024 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	9,914,719	$10.48	7.7	$38,732
Granted	2,129,193	31.25
Exercised	(3,812,308)	8.71
Canceled	(487,872)	12.31
Outstanding as of September 30, 2024	7,743,732	$16.95	7.2	$149,870
Options exercisable as of September 30, 2024	3,515,127	$11.61	6.1	$85,447
Options vested or expected to vest as of September 30, 2024	7,743,732	$16.95	7.2	$149,870

The intrinsic value of options exercised for the nine months ended September 30, 2024 and 2023 totaled $83.3 million and $8.0 million, respectively. The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2024 and 2023 was $19.65 and $7.79 per share, respectively. As of September 30, 2024 there was $52.4 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.8 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued stock option awards. The acceleration of vesting and modification resulted in the recognition of $3.2 million of stock-based compensation expense for the nine months ended September 30, 2024, all of which was recorded in the first quarter of 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Based upon the terms of the separation and consulting agreements, options to purchase 223,533 shares of common stock were forfeited in March 2024.

In September 2024, the Company entered into a consulting agreement with its former chief business officer resulting in the modification of previously issued stock option awards. The modification resulted in the recognition of $0.6 million of stock-based compensation expense for the nine months ended September 30, 2024, all of which was recorded in the third quarter of 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Based on the terms of the consulting agreement, options to purchase 95,587 shares of common stock were forfeited in September 2024.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of September 30, 2024, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2024 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2024	3,422,212	$11.50
Granted	394,554	34.32
Vested	(874,362)	12.50
Forfeited	(224,312)	11.78
Issued and unvested as of September 30, 2024	2,718,092	$14.47

As of September 30, 2024, there was $33.4 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued restricted stock unit awards. The acceleration of vesting and modification resulted in the recognition of $10.5 million of stock-based compensation expense for the nine months ended September 30, 2024, all of which was recorded in the first quarter of 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

In September 2024, the Company entered into a consulting agreement with its former chief business officer resulting in the modification of previously issued restricted stock unit awards. The modification resulted in the recognition of $0.5 million of stock-based compensation expense for the nine months ended September 30, 2024, all of which was recorded in the third quarter of 2024. The expense was recorded within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Based upon the terms of the consulting agreement, 99,448 restricted stock units were forfeited in September, 2024.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$4,450	$2,868	$12,252	$8,202
General and administrative	4,295	2,007	23,135	6,040
Total	$8,745	$4,875	$35,387	$14,242

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

Safety and tolerability data from the assessment of the ACHIEVE trial reported in September 2024 were based on 56 patients enrolled through the 6.8 mg/kg Q8W cohort of the MAD portion of the ACHIEVE trial. As of August 20, 2024, the safety profile of DYNE-101 continued to be favorable and included safety data up to the 6.8 mg/kg Q8W cohort.

In November 2024, we announced the U.S. Food and Drug Administration, or FDA, has cleared our investigational new drug application, or IND, for DYNE-101. The ACHIEVE trial currently includes 56 participants and is fully enrolled through the 6.8 mg/kg Q8W cohort (approximate ASO dose).

We plan to report new clinical data from the ACHIEVE trial in early January 2025. We are pursuing expedited approval pathways for DYNE-101, including expedited approval pathways globally utilizing splicing as a surrogate endpoint.

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

In September 2024, we announced positive clinical data from the DELIVER trial. The efficacy assessment of the DYNE-251 DELIVER trial reported in September 2024 was based on 6-month biomarker and functional data from eight male patients with DMD amenable to exon 51 skipping enrolled in the 20 mg/kg (approximate PMO dose) cohort of the randomized, placebo-controlled MAD portion of the trial and 12-month functional data from six male patients enrolled in the 10 mg/kg (approximate PMO dose) cohort. During the open label extension period, all participants in the 10 mg/kg cohort were dose escalated to 20 mg/kg Q4W regimen. DYNE-251 demonstrated dose-dependent exon skipping and dystrophin expression and improvement in multiple functional endpoints in both cohorts. In these data, DYNE-251 reached levels of dystrophin expression that exceeded levels reported in a third-party clinical trial for the current weekly standard of care for DMD exon 51, eteplirsen, at 6 months with a significantly lower PMO dose. In these data, DYNE-251 also demonstrated encouraging trends in multiple functional endpoints.

Safety and tolerability data from the assessment of the DELIVER trial reported in September 2024 were based on 54 participants enrolled in the DELIVER trial. As of the safety data cut-off date of August 21, 2024, DYNE-251 demonstrated a favorable safety profile and the majority of treatment emergent adverse events were mild or moderate and no related serious treatment emergent adverse events were identified other than in two participants at the 40 mg/kg dose level which events were potentially related to study drug. One participant experienced symptoms which suggested hemolytic uremic syndrome with potentially caused by an infection. The second participant had a history of unexplained hemolytic anemia and developed fever and tonsillitis after joining the DELIVER trial. Both participants have recovered.

Based on these data, we have begun enrolling a 20 mg/kg Q4W (approximate PMO dose) registrational cohort of 32 participants as part of the DELIVER trial. We continue to pursue expedited approval pathways for DYNE-251, including accelerated approval in the U.S. based on dystrophin as a surrogate endpoint.

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

We were incorporated and commenced operations in 2017. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the nine months ended September 30, 2024 and 2023, we reported net losses of $227.9 million and $169.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $860.4 million.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$92,800	$55,251	$37,549
General and administrative	12,859	7,022	5,837
Total operating expenses	105,659	62,273	43,386
Loss from operations	(105,659)	(62,273)	(43,386)
Other income (expense):
Interest income	9,276	2,189	7,087
Other income (expense), net	(742)	(126)	(616)
Total other income (expense), net	8,534	2,063	6,471
Net loss	$(97,125)	$(60,210)	$(36,915)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$30,922	$21,665	$9,257
DYNE-251 (DMD)	29,021	14,022	14,999
Unallocated research and development expenses:
Platform and external research and development	10,439	3,102	7,337
Personnel related (including stock-based compensation)	17,223	12,506	4,717
Facility related and other	5,195	3,956	1,239
Total research and development expenses	$92,800	$55,251	$37,549

Expenses related to DYNE-101 increased in the third quarter of 2024 compared to the third quarter of 2023. This was attributable to higher manufacturing and clinical trial activity for the ACHIEVE trial in the third quarter of 2024. Expenses related to DYNE-251 increased in the third quarter of 2024 compared to the third quarter of 2023. This was attributable to higher manufacturing and clinical trial activity for the DELIVER trial in the third quarter of 2024.

The increase in platform and external research and development expenses in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Personnel-related	$2,847	$2,129	$718
Stock-based compensation expense	4,295	2,007	2,288
Professional and consulting fees	4,077	1,353	2,724
Facility-related and other	1,640	1,533	107
Total general and administrative expenses	$12,859	$7,022	$5,837

The increase in personnel-related expenses and stock-based compensation expense was due to increased headcount in our general and administrative function and entering into a consulting agreement with our former chief business officer in September 2024, resulting in the modification of previously granted equity awards. The increase in professional and consulting fees was primarily due to higher intellectual property related legal costs associated with our patent portfolio and other professional fees.

Interest income

Interest income for the three months ended September 30, 2024 and 2023 was $9.3 million and $2.2 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance on which we are earning interest due to the sale of common stock in the first and second quarters of 2024.

Other (expense) income, net

Other expense for the three months ended September 30, 2024 and 2023 was $0.7 million and $0.1 million, respectively, due to net foreign currency losses, partially offset by realized gains on the sales of marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$199,601	$151,918	$47,683
General and administrative	47,177	22,556	24,621
Total operating expenses	246,778	174,474	72,304
Loss from operations	(246,778)	(174,474)	(72,304)
Other income (expense):
Interest income	19,330	5,890	13,440
Other income (expense), net	(428)	(715)	287
Total other income (expense), net	18,902	5,175	13,727
Net loss	$(227,876)	$(169,299)	$(58,577)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$53,047	$48,565	$4,482
DYNE-251 (DMD)	62,677	45,615	17,062
Unallocated research and development expenses:
Platform and external research and development	20,622	10,151	10,471
Personnel related (including stock-based compensation)	48,731	35,973	12,758
Facility related and other	14,524	11,614	2,910
Total research and development expenses	$199,601	$151,918	$47,683

Expenses related to DYNE-101 increased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was attributable to higher manufacturing activity and an increase in clinical trial activity for the ACHIEVE trial in the nine months ended September 30, 2024. Expenses related to DYNE-251 increased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was attributable to higher manufacturing activity and an increase in clinical trial activity for the DELIVER trial in the nine months ended September 30, 2024.

The increase in platform and external research and development expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to increased external research activity associated with our preclinical programs. The increase in personnel-related expenses and stock-based compensation expense was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Personnel-related	$8,507	$6,794	$1,713
Stock-based compensation expense	23,135	6,040	17,095
Professional and consulting fees	11,025	5,145	5,880
Facility-related and other	4,510	4,577	(67)
Total general and administrative expenses	$47,177	$22,556	$24,621

The increase in personnel-related expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to increased headcount in our general and administrative function. The increase in stock-based compensation expense was primarily the result of acceleration of vesting terms and modification of previously granted awards in connection with entering into separation and consulting agreements with our former chief executive officer and former chief business officer. The increase in professional and consulting fees was primarily due to higher intellectual property related legal costs associated with our patent portfolio and other professional fees. Facility-related and other expenses remained generally consistent in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Interest income

Interest income for the nine months ended September 30, 2024 and 2023 was $19.3 million and $5.9 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance on which we are earning interest due to the public sale of common stock in the first and second quarters of 2024.

Other (expense) income, net

Other income for the nine months ended September 30, 2024 was $0.4 million due to net foreign currency losses, partially offset by realized gains on the sales of marketable securities. Other expense for the nine months ended September 30, 2023 was $0.7 million due to realized losses on the sale of marketable securities and net foreign currency losses.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of September 30, 2024 we had cash, cash equivalents and marketable securities of $723.7 million.

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

During the nine months ended September 30, 2024, we issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting sales agent commissions and offering expenses payable by us. We sold such shares at a weighted average price of $26.86 per share.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(208,034)	$(153,152)
Net cash provided by (used in) investing activities	(188,066)	57,115
Net cash provided by financing activities	806,259	54,175
Net increase in cash, cash equivalents and restricted cash	$410,159	$(41,862)

Operating activities

During the nine months ended September 30, 2024, operating activities used $208.0 million of cash, due to our net loss of $227.9 million and net cash used by changes in our operating assets and liabilities of $14.4 million, partially offset by non-cash charges of $34.2 million. Net cash used by changes in our operating assets and liabilities consisted of a $8.0 million decrease in accounts payable and other liabilities and a $6.4 million increase in prepaid expenses. During the nine months ended September 30, 2023, operating activities used $153.2 million of cash, due to our net loss of $169.3 million, partially offset by partially offset by non-cash charges of $15.4 million and net cash provided by changes in our operating assets and liabilities of $0.8 million. Net cash provided by changes in our operating assets and liabilities consisted of a $1.6 million increase in accounts payable and other liabilities, partially offset by a $0.8 million increase in prepaid expenses. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the nine months ended September 30, 2024, net cash used in investing activities was $188.1 million due to purchases of marketable securities of $264.7 and purchases of property and equipment of $1.3 million, partially offset by maturities of marketable securities of $76.2 million and sales of marketable securities of $1.7 million. During the nine months ended September 30, 2023, net cash provided by investing activities was $57.1 million due to maturities of marketable securities of $100.2 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $44.3 million and purchases of property and equipment of $0.6 million.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $806.3 million, consisting of $675.2 million in aggregate net proceeds from sales of common stock in our January 2024 and May 2024 offerings, $97.9 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $33.2 million in proceeds received from stock option exercises. During the nine months ended September 30, 2023, net cash provided by financing activities was $54.2 million, consisting of $52.4 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $1.8 million in net proceeds received from stock option exercises.

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

On July 18, 2024, we entered into a letter agreement with a CMO which secures the CMO’s commitment of its manufacturing facilities to manufacture certain of our product candidates and components thereof. The letter agreement obligates us to compensate the CMO at least $54 million for producing certain of our product candidates and components thereof through 2026.

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

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Head of Finance and Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Senior Vice President, Head of Finance and Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $227.9 million and $169.3 million for the nine months ended September 30, 2024 and 2023, respectively, and $235.9 million and $168.1 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $860.4 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our product candidates for DM1, DMD and FSHD and any additional product candidates we may develop;
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

Our product candidates are in varying stages of preclinical and clinical development. We have not completed a clinical trial of any product candidate, and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

•
identifying product candidates and completing preclinical and clinical development of any product candidates we may identify and determine to develop;
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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, the development of DYNE-302, our FSHD product candidate and any additional product candidates we may develop, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $723.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a product candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin in the United States.

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

The regulatory landscape related to clinical trials in the EU has also evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

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

We are in the early stage of the development of our platform, programs and product candidates, and have not completed a clinical trial of any product candidate. As a result, our belief in the capabilities of our platform, including our belief that we have demonstrated proof of concept of our FORCE platform, is based on early research, preclinical studies and initial data from early-stage clinical trials of our product candidates. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the initial results of any clinical trials, such as initial results of ACHIEVE and DELIVER that we have reported, may not be predictive of the final results of those trials or the results of any later clinical trials. In addition, initial success in clinical trials such as in the initial data from ACHIEVE and DELIVER may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, certain of our hypotheses regarding the potential benefits of our product candidates compared to alternative therapies and treatments are based on cross-trial comparisons of results that were not derived from head-to-head clinical trials. Such clinical trial data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, these cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of our product candidates compared to other product candidates that may have been approved previously.

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

Although other oligonucleotide therapeutics have received regulatory approval, our approach, which combines oligonucleotides with a Fab, is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of product candidates we may develop compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of conjugated oligonucleotide therapeutics.

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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 1 clinical trial for patients amenable to exon 53 skipping, Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial, Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to exon 51 skipping which is being evaluated in a Phase 2 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is being evaluated in a Phase 1/2 clinical trial and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc. (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

We also expect to compete more generally with other companies developing alternative scientific and technological approaches to the treatment of muscle diseases, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Denali Therapeutics, Inc., Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis Pharmaceuticals, Inc. and Sarepta, as well as gene therapy and gene editing approaches.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, oligonucleotide payloads and Fab-oligonucleotide conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own thirty issued U.S. patents and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency acted within its statutory authority under the Administrative Procedure Act, or APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of mifepristone. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy.

On appeal, the U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law.

In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products is at risk and could be delayed, undermined or subject to protracted litigation.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A number of states have submitted Section 804 Importation Program proposals to the FDA with the goal of obtaining authority to import drugs from Canada, subject to conditions.

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

Specifically, with respect to price negotiations, the U.S. Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. The first cycle of negotiations commenced in summer 2023 and the second cycle of negotiations is expected to commence in fall 2024.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

As of September 30, 2024, we had 173 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 15.4% of our common stock as of September 30, 2024. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of November 8, 2024, we had 101,765,958 shares of common stock outstanding.

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

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), which we refer to as a “Rule 10b5-1 trading arrangement” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Susanna High (Chief Operating Officer)	Termination (October 1, 2024)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Doug Kerr (Chief Medical Officer)	Adoption (September 5, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units	Sale	Until final settlement of any covered RSU	Indeterminable(2)
Johanna Friedl-Naderer (Chief Commercial Officer)	Adoption (September 5, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units	Sale	Until final settlement of any covered RSU	Indeterminable(2)

(1)
This trading plan had a scheduled expiration date of June 30, 2025. The number of shares of the Company's common stock to be sold under the plan was up to 195,323 shares.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	Offer letter, dated as of July 23, 2024, by and between the registrant and Douglas Kerr.

10.2*#	Consulting Agreement, dated as of August 30, 2024, by and between the registrant and Jonathan McNeill.

10.3*#	Consulting Agreement, dated as of August 31, 2024, by and between the registrant and Susanna High.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Richard Scalzo
Richard Scalzo
Senior Vice President, Head of Finance and Administration
(Principal Financial and Accounting Officer)