Form 10-K
period 2024-12-31
Dyne Therapeutics, Inc.
filed 2025-02-27
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 113,121,357.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

The forward-looking statements in this Annual Report include, among other things, statements about:

•
the initiation, timing, design, progress and results of our research and development programs, preclinical studies and clinical trials;
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

This Annual Report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Risk Factor Summary

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include, but are not limited to, the following:

•
we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;
•
our product candidates are in varying stages of preclinical and clinical development, and we have not completed clinical development of any product candidate. As a result, it will be at least a couple of years before we commercialize a product candidate, if ever. If we are unable to advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
•
we may encounter substantial delays in commencement, enrollment or completion of our clinical trials and the data from the clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy to warrant further development or satisfy the applicable regulatory authorities, which could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all;
•
our approach to the discovery and development of product candidates based on our FORCE platform is unproven, and we may not be successful in our efforts to develop our product candidates;
•
the outcome of preclinical studies and initial data from earlier-stage clinical trials may not be predictive of final results of clinical trials or future clinical trials and data from trials in one indication may not be predictive of results of clinical trials in other indications;
•
if our product candidates cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent us from conducting clinical trials or seeking or obtaining regulatory approval, limit the commercial potential of our product candidates or result in significant negative consequences to the extent such effects or adverse properties are observed following any marketing approval;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage neuromuscular disease company focused on discovering and advancing innovative life-transforming therapeutics for people living with genetically driven neuromuscular diseases. Leveraging the modularity of our FORCE platform, we are developing targeted therapeutics that are designed to overcome limitations in delivery to muscle tissue and the central nervous system, or CNS. Our proprietary FORCE platform therapeutics consist of a payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different classes of payloads (such as oligonucleotides and enzymes) with specific mechanisms of action that modify target functions. We leverage this modularity to focus on neuromuscular diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of product candidates, including product candidates being developed for myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, facioscapulohumeral dystrophy, or FSHD, and Pompe disease. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations, and diseases involving the CNS. We have identified product candidates for each of our DM1, DMD, FSHD and Pompe programs that are in varying stages of preclinical and clinical development. The following table summarizes our portfolio:

Our product candidate DYNE-101 is being evaluated in ACHIEVE, an ongoing Phase 1/2 global clinical trial in patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, a 96-week long-term extension, and a registrational expansion cohort. In January 2025, we announced the completion of the MAD portion of the trial and our plans to initiate a registrational expansion cohort to support submission for Accelerated Approval in the U.S. We plan to complete enrollment of the registrational expansion cohort in mid-2025 with data from this cohort in the first half of 2026 and potential submission for U.S. Accelerated Approval in the first half of 2026.

Our product candidate DYNE-251 is being evaluated in DELIVER, an ongoing Phase 1/2 global clinical trial in patients with DMD who have mutations amenable to exon 51 skipping. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE, a 192-week long-term extension, and a registrational expansion cohort. In September 2024, we announced the completion of the MAD portion of the trial, and in November 2024 we announced the initiation of the registrational expansion cohort to support submission for Accelerated Approval in the U.S. We plan to complete enrollment of the registrational expansion cohort in the first quarter of 2025 with data from this cohort in late 2025 and potential submission for U.S. Accelerated Approval in early 2026.

Our approach

We have designed our proprietary FORCE platform using our deep knowledge of muscle biology. Our therapeutics consist of three essential components: a proprietary Fab, a linker and a payload that we attach to our Fab using the linker. We engineered our proprietary Fab to bind to Transferrin receptor 1, or TfR1, to enable targeted delivery to skeletal, cardiac and smooth muscle, and TfR1 binding may also enable delivery to the CNS. We connect the proprietary Fab to the therapeutic payload with a linker. We selected the linker for our DM1, DMD and FSHD product candidates based on its clinically validated safety and efficacy in approved products, its serum stability and its ability to release the therapeutic payload within the muscle cell. For our Pompe product candidate, we selected a linker that effectively connects to the GAA enzyme payload. We attach the Fab and linker to a therapeutic payload that can be an antisense oligonucleotide, or ASO, a small interfering RNA, or siRNA, a phosphorodiamidate morpholino oligomer, or PMO, a small molecule, or a large molecule such as an enzyme, that we rationally select to target the genetic basis of disease to potentially stop or reverse disease progression. We use the same Fab for our product candidates which enables modularity of the platform.

While some therapeutics have been approved for the treatment of neuromuscular diseases, the development of these therapeutics have been limited by challenges in the delivery of the payload to the tissue or area of the CNS that requires therapy. To overcome these limitations, our FORCE platform utilizes the importance of TfR1, which is highly expressed on the surface of muscle cells, as the foundation of our novel approach of linking therapeutic payloads to our TfR1-binding Fab to deliver targeted therapeutics for muscle diseases. The mechanism of FORCE delivery is designed to utilize the natural biology of TfR1. We do not use membrane destabilizing agents to enter the cell or to escape the endosome. As a result, FORCE displays a distinct pharmacokinetic and pharmacodynamic profile, with the potential for a wide therapeutic index.

We have demonstrated proof-of-concept of our FORCE platform in our ACHIEVE and DELIVER clinical trials as well as in multiple in vitro and in vivo studies. In murine and non-human primate, or NHP, studies, we have delivered ASOs and PMOs to genetic targets within muscle tissue and observed durable, disease-modifying, functional benefit in preclinical models of disease. In ACHIEVE, DYNE-101 has demonstrated robust splicing correction and DMPK knockdown while also showing improvement across multiple clinical measures including myotonia, strength, timed function tests, and patient reported outcomes including measurements of the CNS manifestations of DM1. In DELIVER, DYNE-251 has demonstrated best-in-class levels of dystrophin expression, exon skipping and percent dystrophin positive fibers while also showing improvement across multiple clinical measures including strength and time function tests.

The following graphic illustrates the three components of our therapeutics:

FORCE platform

Proprietary antibody (Fab)

Our proprietary Fab is engineered to bind to TfR1 to enable targeted delivery of nucleic acids and other molecules to skeletal, cardiac and smooth muscle. A Fab is the region of an antibody that binds to antigens. We selected a Fab antibody over monoclonal antibodies, or mAbs, due to its potential significant advantages when targeting TfR1 to enable muscle delivery, including enhanced tissue penetration, increased tolerability due to lower protein load and reduced risk of immune system activation due to the lack of the Fc domain, the portion of an antibody that interacts with the immune system, on the Fab. To identify the proprietary Fab we use in our product candidates, we generated and screened proprietary antibodies for selectivity to TfR1 in order to enhance muscle specificity and for binding to TfR1 without interfering with the receptor’s function of transporting iron into cells. Binding to TfR1 may also enable delivery to the CNS.

Linker

The role of the linker is to connect, or conjugate, the Fab and the therapeutic payload, such as oligonucleotide or enzyme. As a result, it is critical that the linker maintain stability in serum and provide release kinetics that favor sufficient payload accumulation in the targeted muscle cell. For our DM1, DMD and FSHD product candidates, we have selected the Val-Cit linker based on its clinically validated safety and efficacy in approved products, its serum stability and its endosomal release attributes. We believe that serum stability is necessary to enable systemic intravenous administration, stability of the conjugated oligonucleotide in the bloodstream, delivery to muscle tissue and internalization of the therapeutic payload in the muscle cells. In preclinical studies, our Val-Cit linker facilitated precise conjugation of multiple types of payloads to our proprietary Fabs, including ASOs, siRNAs, and PMOs. For our Pompe product candidate, we selected a linker that effectively connects to the GAA enzyme payload. This broad flexibility enables us to rationally select the appropriate type of payload to address the genetic basis of each muscle disease. Additionally, our linker and conjugation chemistry allow us to optimize the ratio of payload molecules attached to each Fab for each type of payload. We believe that our linker and conjugation chemistry will enable us to rapidly design, produce and screen molecules to enable new muscle disease programs.

Optimized payload

With our FORCE platform, we have the flexibility to deploy different types of therapeutic payloads with specific mechanisms of action that modify target functions. Using this modularity, we rationally select the therapeutic payload for each program to match the biology of the target, with the aim of addressing the genetic basis of disease and stopping or reversing disease progression. For instance, in our DM1 program, where the genetic driver of DM1 is mutant DMPK pre-mRNA located in the nucleus, we have determined to use an ASO because ASOs have advantages in degrading RNA in the nucleus when compared to siRNAs. In the case of our DMD program, we are utilizing an exon skipping PMO payload with the goal of enhancing dystrophin expression. For our FSHD program, we are utilizing a siRNA payload designed to reduce DUX4 expression. For our Pompe program, we are utilizing enzyme replacement therapy to address the deficiency of the lysosomal enzyme, acid alpha glucosidase, or GAA, the genetic basis of Pompe.

Advantages of our FORCE platform

Our FORCE platform is designed to deliver disease-modifying therapeutics for a broad portfolio of serious muscle diseases. We believe that our FORCE platform may provide the following potential advantages:

•
Targeted delivery to muscle tissue and the CNS;
•
Potent targeting of the genetic basis of disease to stop or reverse disease progression;
•
Enhanced tolerability;
•
Extended durability;
•
Redosable administration;
•
Well-established and scalable manufacturing; and
•
Accelerated and efficient development enabled by use of a single Fab across multiple product candidates and programs.

Our strategy

Our goal is to become the leading neuromuscular disease company by advancing innovative life-transforming therapeutics for genetically driven neuromuscular diseases. To accomplish this, we intend to continue building a team that shares our commitment to patients, to continue to enhance our platform and to advance our pipeline. The key elements of our strategy are to:

•
Advance our co-lead product candidates for DM1 and DMD through development and to commercialization to offer meaningful benefit to patients;
•
Progress our FSHD program to the clinic with the goal of ultimately offering a therapeutic for a disease with no approved treatments;
•
Progress our Pompe program to the clinic with the goal of ultimately offering a therapeutic to provide meaningful benefit to patients;
•
Establish a DMD franchise by expanding our DMD program to reach additional DMD patient populations;
•
Expand our pipeline to additional product candidates and indications to fully exploit the potential of our proprietary FORCE platform;
•
Selectively enter into strategic collaborations to maximize the value of our pipeline and our proprietary FORCE platform; and
•
Build a sustainable leadership position in neuromuscular diseases with a deep connection to patients, caregivers, the research community and physicians.

Our culture and team

We have established a patient-focused culture that drives our shared mission of developing life-transforming therapeutics for people living with serious neuromuscular diseases. Our shared definition of success is simple: we do what we say we are going to do. We keep our commitments to patients, employees and other Dyne stakeholders. We endeavor to act with integrity and transparency.

Our management team is led by John Cox, our President and Chief Executive Officer, who brings over 30 years of leadership experience with life sciences companies; Johanna Friedl-Naderer, our Chief Commercial Officer, who has more than two decades of biopharmaceutical experience leading global commercialization and product launches in rare diseases; Doug Kerr, M.D., our Chief Medical Officer, who has more than 25 years of expertise in early- and late-stage clinical development, with deep experience in neurology; and Oxana Beskrovnaya, Ph.D., our Chief Scientific Officer, who has extensive experience in musculoskeletal and renal research. Our organization is comprised of 191 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We have also established scientific and clinical advisory boards comprised of leading experts in the fields of muscle disease drug discovery and development and nucleic acid therapeutics, who share our mission of delivering disease-modifying therapeutics for patients with neuromuscular diseases.

Our portfolio

We are creating a pipeline of product candidates and programs to address diseases with high unmet need with etiologic targets. Our initial focus is on DM1, DMD, FSHD and Pompe with potential pipeline expansion opportunities in additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the CNS. In selecting diseases to target with our FORCE platform, we seek diseases with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways, and where we believe that we would be able to commercialize any products that we develop and are approved with an efficient, targeted sales force. We have global commercial rights to all of our programs.

Myotonic dystrophy type 1 (DM1)

Overview

We are developing our product candidate, DYNE-101, to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that causes the disease. DYNE-101 consists of our proprietary Fab conjugated with a clinically-validated linker to an ASO and is designed to reduce the accumulation of DMPK pre-mRNA in the nucleus, release splicing proteins and potentially stop or reverse disease progression. In in vitro and in vivo preclinical studies supporting our DM1 program, we have observed a reduction in nuclear foci and toxic nuclear DMPK RNA, correction of splicing changes, reversal of myotonia, which is a neuromuscular condition in which the relaxation of a muscle is impaired, and enhanced muscle distribution. DYNE-101 is currently being evaluated in the ACHIEVE trial, a Phase 1/2 global clinical trial of adult patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE, a 96-week long-term extension and a registrational expansion cohort. In January 2025, we announced the completion of the MAD portion of the trial, our plans to initiate a registrational expansion cohort to support submission for U.S. Accelerated Approval, and the selection of the 6.8 mg/kg Q8W dose to be evaluated in the registrational expansion cohort. We also reported 6-month clinical data from the 6.8 mg/kg Q8W cohort of the MAD portion of the trial, including data on safety, tolerability, splicing, DMPK knockdown, and multiple clinical measures including myotonia as measured by video hand opening time, or vHOT, muscle strength, timed function tests, and patient reported outcomes including those measuring the CNS-manifestations of DM1. At the 6.8 mg/kg Q8W dose, DYNE-101 resulted in significant splicing correction at three months compared to baseline, which was associated with improvement in multiple functional endpoints, beginning at three months and continuing at six months.

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

Overview of DM1 phenotypes

Phenotype	Clinical presentation	Estimated % of DM1 patients	Age of onset
Late-onset	• Myotonia • Muscle weakness • Cataracts	10%	40 - 70 years
Classical (Adult-onset)	• Muscle weakness and wasting	65%	Early teens - 50 years

	• Myotonia • Cardiac conduction abnormalities • Respiratory insufficiency • Fatigue/Excessive daytime sleepiness • GI disturbance • Cataracts
Childhood	• Psychological problems • Low IQ • Incontinence	15%	1 - 10 years
Congenital (cDM1)	• Infantile hypotonia • Severe generalized weakness • Respiratory deficits • Intellectual disability • Classic signs present in adults	10%	Birth

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

Current approaches and limitations

There are currently no disease-modifying therapies to treat DM1 that are approved and treatment is focused largely on symptom management or palliative therapies. There are a number of product candidates in development, including product candidates in late-stage clinical development, that also are focused on symptom management or palliative therapies and do not target toxic nuclear DMPK RNA, which is the genetic basis of the disease. In addition, delpacibart etedesiran is an antibody linked siRNA that targets the genetic basis of DM1 and is currently being evaluated in a Phase 3 clinical trial. There remains a high unmet medical need for new disease-modifying therapies.

Our approach - DYNE-101

Our program is designed to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that is the cause of the disease. Our product candidate, DYNE-101, consists of our proprietary Fab targeting TfR1 conjugated to an ASO to reduce the levels of mutant DMPK RNA in the nucleus, thereby releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease progression. The ASO is a gapmer oligonucleotide that is designed to translocate to the nucleus, bind its complementary sequence on the DMPK RNA, recruit RNAseH1 to degrade DMPK RNA and thus reduce toxic nuclear DMPK RNA. We have chosen to develop our product candidate with an ASO because single-stranded ASOs preferentially target nuclear RNAs, which is essential for degradation of toxic nuclear DMPK RNA. DYNE-101 has been awarded orphan drug designation for the treatment of DM1 by both the European Medicines Agency, or EMA, and the U.S. Food and Drug Administration, or FDA, and the FDA also awarded it fast track designation for the treatment of DM1.

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

Phase 1/2 ACHIEVE Clinical Trial of DYNE-101 in DM1

DYNE-101 is currently being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial consisting of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE, a 96-week long-term extension, and a registrational expansion cohort. The primary endpoints of the MAD portion of the trial were safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing as measured by the composite alternative splicing index, or CASI-22, as well as multiple measures of muscle strength and function and patient-reported outcomes, including the Myotonic Dystrophy Health Index, or MDHI. In the MAD portion of the ACHIEVE trial, patients were randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts were dosed from 1.8 mg/kg to 6.8 mg/kg (approximate ASO dose). Following the MAD placebo-controlled period, patients transition to DYNE-101 treatment in the OLE portion of the trial and in the long-term extension.

In January 2025, we reported efficacy and safety data from adult DM1 patients enrolled in the randomized, placebo-controlled MAD portion of the DYNE-101 ACHIEVE trial, including data from the 6.8 mg/kg Q8W cohort (n=8) at up to 6 months. At the 6.8 mg/kg Q8W dose, DYNE-101 resulted in significant splicing correction at 3 months compared to baseline, which was associated with improvement in multiple functional endpoints, beginning at 3 months and continuing at 6 months. Key findings from ACHIEVE included:

DMPK: Analysis of muscle biopsy data for the 6.8 mg/kg Q8W cohort demonstrated a substantial knockdown of DMPK (DYNE-101 molecular target) RNA levels.

CASI-22: Splicing correction at 3 months for the 6.8 mg/kg Q8W cohort was robust and was associated with improvement in multiple functional endpoints, supporting CASI-22 at 3 months as a surrogate endpoint for potential U.S. Accelerated Approval.

Myotonia (vHOT): Early and sustained improvement in myotonia as measured by vHOT was seen in the 6.8 mg/kg Q8W cohort, as well as at low doses with modest splicing correction, deepening with more time on drug.

Strength and Timed Assessments: Functional measures such as 5 Times Sit to Stand Test, reflective of muscle strength and dynamic balance, Quantitative Myometry Testing (QMT), a test of muscle strength and fatigue, and the 10-Meter Walk/Run Test (10MWR) showed early and sustained clinical benefit at the 6.8 mg/kg Q8W dose.

MDHI: DYNE-101 at the 6.8 mg/kg Q8W doses showed encouraging trends on the MDHI patient reported outcome measure, including those that assess CNS disease manifestations. These represent some of the most burdensome manifestations of DM1 and daily quality of life issues for patients and their families.

In January 2025, we also reported updated safety and tolerability data from the 56 patients enrolled in the MAD portion of the ACHIEVE trial. As of the data cutoff date of December 6, 2024, DYNE-101 demonstrated a favorable safety profile. Additionally, the majority of treatment-emergent adverse events were mild or moderate, and no related serious treatment-emergent adverse events were identified. In addition, no participants demonstrated persistent related anemia, and no clinically meaningful changes were observed in kidney or liver parameters. Also, no participants demonstrated kidney injury. Liver enzyme elevations were observed in a minority of participants, with no impact on liver function.

Interpretation of the elevated liver enzyme levels was complicated by underlying liver disease and elevated baseline values up to approximately 2.5 times greater than the upper limit of normal.

In January 2025, we announced the completion of the MAD portion of the trial, our plans to initiate a registrational expansion cohort to support submission for U.S. Accelerated Approval, and the selection of the 6.8 mg/kg Q8W dose to be evaluated in the registrational expansion cohort. We plan to enroll up to 48 patients in the registrational expansion cohort and the primary endpoint for this cohort will be mean splicing correction at 3 months as measured by CASI-22, supported by clinically meaningful measures of muscle strength and function as secondary endpoints. The registrational expansion cohort will also assess various quality of life and CNS-related endpoints (e.g., fatigue, daytime sleepiness). We intend that the data from the registrational expansion cohort and the 56 patients from the long-term extension portion of ACHIEVE will support a submission for U.S. Accelerated Approval. We plan to complete enrollment of the registrational expansion cohort in mid-2025 with data from this cohort in the first half of 2026 and potential submission for U.S. Accelerated Approval in the first half of 2026. We are also pursuing expedited approval pathways globally for DYNE-101.

Duchenne muscular dystrophy (DMD)

Overview

We are developing product candidates under our DMD program to address the genetic basis of DMD by delivering a PMO to muscle tissue to promote the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a more complete, functional dystrophin protein and to potentially stop or reverse disease progression. We believe that PMOs, with their preferential targeting of nuclear mechanisms, are the best payload to address nuclear exon skipping. In in vitro and in vivo preclinical studies, our PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We are seeking to build a global DMD franchise by initially focusing on the development of our product candidate DYNE-251 for patients with mutations amenable to skipping exon 51, to be followed by the development of product candidates for patients with mutations amenable to skipping other exons, including exon 53, 45 and 44. DYNE-251 is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial in males with mutations amenable to skipping exon 51. The DELIVER trial consists of a 24-week MAD randomized, placebo-controlled period, a 24-week open-label extension, a 192-week long-term extension, and a registrational expansion cohort with the potential to support Accelerated Approval in the U.S. In September 2024, we reported positive data from the MAD portion of the DELIVER trial, including on safety, tolerability and dystrophin expression and in November 2024, announced we have begun enrolling a 20 mg/kg Q4W (approximate PMO dose) registrational expansion cohort of 32 participants as part of the DELIVER trial.

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
Exon 55 – 2%
Exon 8 – 2%
Other exon skips – ~30%
May not be amenable to exon skipping – ~20%

Current approaches and limitations

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are four FDA-approved naked PMO-based oligonucleotide therapies, each addressing a specific mutation: EXONDYS 51 (eteplirsen), which is approved for the treatment of DMD patients amenable to exon 51 skipping, VYONDYS 53 (golodirsen), which is approved for the treatment of DMD patients amenable to exon 53 skipping, VILTEPSO (vitolarsen), which is approved for the treatment of DMD patients amenable to exon 53 skipping and AMONDYS 45 (casimersen), which is approved for the treatment of DMD patients amenable to exon 45 skipping. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl). Each of the four naked PMO-based oligonucleutide therapies requires weekly intravenous infusions and ELEVIDYS requires a one-time intravenous infusion. Eteplirsen, golodirsen and casimersen have demonstrated a less than 1% mean increase in dystrophin in clinical trials and vitolarsen has demonstrated an approximately 3% increase in dystrophin in clinical trials. The FDA-approved labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In Europe, the EMA has rejected an application for approval of eteplirsen citing insufficient evidence of clinical benefit. In addition, a fourth drug, TRANSLARNA (ataluren), has only been conditionally approved in the European Union, Iceland and South Korea for non-sense mutations in DMD in ambulatory patients aged five years and older. Each of these approved products seeks to address DMD through the exon skipping approach we are pursuing, but we believe their limited efficacy is due to poor muscle uptake and biodistribution. There are a number of product candidates in development, including product candidates in late-stage clinical development, which seek to address DMD through the exon skipping approach we are pursuing, including naked oligonucleotides, targeted oligonucleotides and PMOs conjugated to charged peptides, as well as product candidates that seek to address DMD through gene editing and gene replacement with viral gene therapies and with other approaches. We believe that each of these approaches currently have significant limitations, and that there continues to be a high unmet medical need for new disease-modifying therapies.

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

DYNE-251

We are evaluating DYNE-251 in the Phase 1/2 global DELIVER clinical trial for people living with DMD who are amenable to exon 51 skipping. DYNE-251 consists of a PMO conjugated to a Fab that binds to TfR1. DYNE-251 has been awarded fast track, orphan drug and rare pediatric disease designations by the FDA for the treatment of DMD mutations amenable to exon 51 skipping.

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

Phase 1/2 DELIVER Clinical Trial of DYNE-251 in DMD

DYNE-251 is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial consisting of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE, and a 192-week long-term extension, and a registrational expansion cohort. The trial, which is designed to be registrational, is enrolling ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping. The primary endpoints of the MAD portion were safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Additional endpoints in the MAD portion of the trial included pharmacokinetics and change from baseline in exon 51 skipping levels, muscle tissue percent dystrophin positive fibers, multiple assessments of muscle function, including North Star Ambulatory Assessment, or NSAA, score, Stride Velocity 95th Centile and certain timed functional tests.

In the MAD portion of the DELIVER trial, patients were randomized to receive DYNE-251 or placebo every four or eight weeks intravenously for 24 weeks, depending on cohort. Patients cohorts were dosed from 0.7 mg/kg to 20 mg/kg (approximate PMO dose). Following the placebo-controlled period, patients transition to DYNE-251 treatment in the open-label portion of the trial and in the long-term extension.

In September 2024, we announced the completion of the MAD portion and positive clinical data from the DELIVER trial. The efficacy assessment of the DYNE-251 DELIVER trial reported in September 2024 was based on 6-month biomarker and functional data from eight male participants enrolled in the 20 mg/kg (approximate PMO dose) cohort who were randomized to receive DYNE-251 or placebo once every four weeks and 12-month functional data from six male participants who were randomized in the 10 mg/kg (approximate PMO dose) cohort.

During the open label extension period, all participants in the 10 mg/kg cohort were dose escalated to 20 mg/kg Q4W regimen. DYNE-251 demonstrated dose-dependent exon skipping and dystrophin expression and improvement in multiple functional endpoints in both cohorts. In the 20 mg/kg Q4W cohort, DYNE-251 demonstrated best-in-class levels of dystrophin expression, exon skipping and percent dystrophin. DYNE-251 also demonstrated encouraging trends in multiple functional endpoints in both cohorts. Key findings included:

Dystrophin expression: DYNE-251 demonstrated the highest level of dystrophin expression for an exon 51 skipping therapy as measured by Western blot. Patients treated with 20 mg/kg of Q4W had a mean absolute dystrophin expression of 3.71% of normal (unadjusted for muscle content), more than 10-fold higher than the 0.3% reported in a clinical trial of the weekly standard of care, eteplirsen. When adjusting for muscle content, the DYNE-251 treated group reached 8.72% mean absolute dystrophin. However, the DELIVER trial does not compare DYNE-251 to eteplirsen, and no head-to-head trials have been conducted comparing DYNE-251 to eteplirsen. Eteplirsen data may not be directly comparable to the data from our DELIVER trial due to differences between the trials in trial protocols, dosing regimens, methodologies for calculating muscle content adjusted dystrophin and patient populations. Accordingly, these cross-trial comparisons may not be reliable.

Function: Meaningful improvements in multiple functional endpoints were observed in both the 20 mg/kg and 10 mg/kg Q4W groups, including NSAA, Stride Velocity 95th Centile, or SV95C, 10-Meter Walk/Run Time (10-MWR), and Time to Rise from Floor. The 10 mg/kg cohort showed continued improvement in all reported measures from 6 months to 12 months.

SV95C is a digital objective outcome measure of ambulatory performance in patients’ normal daily environment and is approved as a primary endpoint for Duchenne clinical trials in Europe. The change from baseline observed in both the 10 mg/kg and 20 mg/kg cohorts of DELIVER met the published minimal clinically important difference as defined by the EMA.

In January 2025, we reported updated safety and tolerability data based on 54 participants enrolled in the DELIVER trial. As of the data cutoff date of November 21, 2024, DYNE-251 demonstrated a favorable safety profile and the majority of treatment emergent adverse events were mild or moderate and no related serious treatment emergent adverse events were identified other than in two participants at the 40 mg/kg dose level which events were potentially related to study drug. One participant experienced symptoms which suggested hemolytic uremic syndrome, potentially caused by an infection. The second participant had a history of unexplained hemolytic anemia and developed fever and tonsillitis after joining the DELIVER trial. Both participants have recovered.

We have begun enrolling a 20 mg/kg Q4W (approximate PMO dose) registrational expansion cohort of approximately 32 participants as part of the DELIVER trial. We continue to pursue accelerated approval in the U.S. based on dystrophin as a surrogate endpoint. We plan to complete enrollment of the registrational expansion cohort in the first quarter of 2025 with data from this cohort in late 2025 and potential submission for U.S. Accelerated Approval in early 2026. We are also pursuing expedited approval pathways globally for DYNE-251.

Facioscapulohumeral Dystrophy (FSHD)

Overview

We are developing DYNE-302 to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. In June 2024, we announced new preclinical data for DYNE-302, our product candidate for FSHD, that demonstrated robust and durable DUX4 suppression and functional benefit in a mouse model. We generated these data using an innovative hTfR1/iFLExD mouse model we developed that expresses TfR1 and enables tunable DUX4 induction in skeletal muscle. In hTfR1/iFLExD mice, a single intravenous dose of DYNE-302 resulted in dose-dependent and robust reduction of the DUX4 transcriptome that lasted up to three months, with benefit on muscle structure and function. DYNE-302 also demonstrated high in vitro potency in FSHD patient-derived myotubes. We are progressing DYNE-302 through investigational new drug, or IND/clinical trial application, or CTA-enabling studies.

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

Pompe Disease

Overview

We are developing DYNE-401 to deliver an enzyme replacement therapy to address the deficiency of the lysosomal enzyme, GAA that causes Pompe disease. We engineered FORCE-GAA by leveraging the FORCE platform and evaluated efficacy in vivo using hTfR1/6Neo mice, that were developed by crossing the well-established 6Neo mouse model of Pompe with mice expressing human transferrin receptor 1. Using this approach, intravenous, or IV, administration cleared glycogen in muscle and the CNS and normalized lysosomal size in hTfR1/6Neo mice. This approach reduced serum neurofilament light chain, a biomarker of axonal injury, providing evidence of benefit in the CNS and displayed superior dose potency compared to GAA alone. Additional data with this approach supported the potential for monthly dosing which is less frequent than approved enzyme replacement therapies for Pompe.

Disease overview and prevalence

Pompe disease is a rare, severe neuromuscular disorder caused by deficiency of GAA. Lack of GAA leads to glycogen accumulation and increase in lysosomal size in muscle and subsequent weakness, cardiomyopathy and respiratory failure. Enzyme replacement therapy with GAA is the standard of care and increases survival but has inadequate efficacy in skeletal muscle. Pompe is also characterized by CNS manifestations, including behavioral and cognitive deficits due to glycogen accumulation in CNS cells, which are not addressed by the standard of care therapy. We estimate that the patient population for Pompe is approximately 3,800 in the United States and 7,000 in Europe.

Current approaches and limitations

There are three currently approved treatments for Pompe disease, all of which are enzyme replacement therapies that use recombinant human acid alpha glucosidase (rhGAA): Myozyme/Lumizyme (alglucosidase alfa), Nexviazyme/Nexviadyme (avalglucosidase alfa), and Pombiliti + Opfolda (cipaglucosidase alfa-atga in combination with miglustat). The first therapy approved, alglucosidase alfa, has improved the prognosis for Pompe disease patients. However, patients still experience disease progression and significant symptoms, largely attributed to poor delivery and uptake of the enzyme by skeletal muscle. Next-generation therapies, avalglucosidase alfa and the combination of cipaglucosidase alfa-atga with miglustat, were developed to enhance enzyme delivery and uptake by skeletal muscle. Both provide incrementally better clinical outcomes than alglucosidase alfa but failed to demonstrate superiority to alglucosidase alfa in Phase 3 trials, reflecting substantial remaining unmet medical need. Importantly, there is limited evidence that any of these three medicines penetrates the CNS, where Pompe symptoms include decreased processing speed, learning disabilities, and cognitive decline. Beyond these marketed products, the pipeline of drugs in development for the treatment of Pompe consists of early-stage product candidates that aim to address Pompe disease via alternative strategies, including improving muscle targeting of enzyme replacement therapy, reducing glycogen production and modifying liver or muscle cells to express GAA using gene therapy. There remains a high unmet medical need for new disease-modifying therapies for Pompe disease.

Discovery Programs and Pipeline Expansion Opportunities

We intend to expand our FORCE portfolio by pursuing programs in additional indications, including additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the CNS. By rationally selecting therapeutic payloads to conjugate with our proprietary Fab and linker, we plan to develop product candidates to address the genetic basis of additional muscle diseases. For example, we plan to prioritize ASOs for indications driven by nuclear genetic targets and siRNAs for indications driven by cytoplasmic targets. We have completed screening and identified potent ASO and siRNA payloads against a number of cardiac and metabolic targets. We may selectively establish strategic collaborations for certain of these programs where we believe we could benefit from the resources or capabilities of other biopharmaceutical companies. We may also seek strategic collaborations where we believe we can utilize our FORCE platform to enhance delivery of third-party payloads to muscle tissue.

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

Manufacturing

We do not own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations, or CMOs, and suppliers for our Fab antibody, linkers and payloads that comprise our program candidates and the conjugation of these components. We plan to use third-party CMOs to support our IND-enabling studies and to fully supply our clinical trials and commercial activities but may also seek to eventually establish our own manufacturing facility for long-term commercial supply. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates, as well as multiple CMOs who could assemble the antibody, linker and payload that comprise our program candidates.

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

As of December 31, 2024, we owned 60 patent application families related to our business, comprised of eight U.S. provisional patent applications, 36 issued U.S. patents, 48 pending U.S. non-provisional patent applications, six pending Patent Cooperation Treaty, or PCT, patent applications, and 411 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and South Africa, and three granted foreign patents. We exclusively licensed one patent family, comprised of three issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.

Our owned and licensed patent estate covers various aspects of our programs and technology, including our FORCE platform, proprietary antibodies, oligonucleotide conjugates, enzyme conjugates, methods of treatment and aspects of manufacturing. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2039 through 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

FORCE platform

With regard to our FORCE platform, as of December 31, 2024, we owned three issued U.S. patents, nine pending U.S. non-provisional patent applications, and 67 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to various aspects of our FORCE platform including proprietary antibodies, oligonucleotide conjugates, enzyme conjugates, methods of manufacture and methods of treatment. The three issued U.S. patents are expected to expire in 2042 without taking into account any possible patent term extensions. Any patents issued from these applications are expected to expire from 2039 to 2042; however, patent term extension may be available.

DM1 program

With regard to our DM1 program, as of December 31, 2024, we owned three pending U.S. provisional patent applications, 16 issued U.S. patents, ten pending U.S. non-provisional patent applications, two granted foreign patents, and 99 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DM1. The 16 issued U.S. patents are expected to expire in 2039, 2042 and 2043 without taking into account any possible patent term extensions. The two granted foreign patents are expected to expire in 2039 without taking into account any possible patent term extensions.

Any additional patents issued from these applications are expected to expire from 2039 to 2045; however, patent term extension may be available.

DMD programs (exons 51, 53, 44, 45, and other)

With regard to our DMD programs, as of December 31, 2024, we owned two pending PCT patent applications, 20 issued U.S. patents, 15 pending U.S. non-provisional patent applications, three granted foreign patents and 147 pending foreign patent applications in Australia, Brazil, China, Canada, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DMD. The 20 issued U.S. patents are expected to expire in 2039 and 2042 without taking into account any possible patent term extensions. The three granted foreign patents are expected to expire in 2039 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039 and 2041 to 2044; however, patent term extension may be available.

FSHD program

With regard to our FSHD program, as of December 31, 2024, we owned two pending PCT patent applications, 12 issued U.S. patents, two pending U.S. provisional patent applications, five pending U.S. non-provisional patent applications, two granted foreign patents and 58 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of FSHD. The 12 issued U.S. patents are expected to expire in 2039 and 2042 without taking into account any possible patent term extensions. The two granted foreign patents are expected to expire in 2039 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039 and 2041 to 2045; however, patent term extension may be available. We also in-license a patent family from the University of Mons, or UMONS, comprising two pending U.S. patent applications. Any patents issued from these applications are expected to expire in 2031; however patent term extension may be available.

Pompe Program

With regard to our Pompe program, as of December 31, 2024, we owned one pending U.S. provisional patent application and seven pending foreign patent applications in Canada, China, Europe, Eurasia, Israel, Japan, South Korea, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of Pompe disease. Any patents issued from these applications are expected to expire in 2039 and 2045; however, patent term extension may be available.

Discovery programs

With regard to our discovery programs, as of December 31, 2024, we owned one pending PCT patent application, three pending U.S. non-provisional patent applications, and nine pending foreign patent applications in China, Canada, Europe and Japan. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of a variety of additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the CNS. Any patents issued from these applications are expected to expire in 2039, 2041 and 2042; however, patent term extension may be available.

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

Patent term

The term of individual patents depends upon the laws of the jurisdictions in which they are obtained. In most jurisdictions in which we file, the patent term is 20 years from the earliest date of filing of the first non-provisional patent application to which the patent claims priority. However, the term of U.S. patents may be extended or adjusted for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, in the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for up to five years beyond the normal expiration date of the patent. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory authority. For more information on patent term extensions, see Item 1. “Business—Government regulation—Patent term restoration and extension” in this Annual Report on Form 10-K. In the future, if and when any product candidates we may develop receive FDA approval, we expect to apply for patent term extensions on issued patents covering those product candidates. Moreover, we intend to seek patent term adjustments and extensions for any of our issued patents in any jurisdiction where such adjustments and extensions are available. However, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such adjustments and extensions should be granted, and even if granted, the length of such adjustments and extensions.

Trade secrets

In addition to patent protection, we also rely on trade secrets, know-how, unpatented technology and other proprietary information to strengthen our competitive position. We currently, and may in the future continue to, rely on third parties to assist us in developing and manufacturing our products. Accordingly, we must, at times, share trade secrets, know-how, unpatented technology and other proprietary information, including those related to our platform, with them. We may in the future also enter into research and development collaborations with third parties that may require us to share trade secrets, know-how, unpatented technology and other proprietary information under the terms of research and development partnerships or similar agreements. Nonetheless, we take steps to protect and preserve our trade secrets and other confidential and proprietary information and prevent the unauthorized disclosure of the foregoing, including by entering into non-disclosure and invention assignment agreements with parties who have access to our trade secrets or other confidential and proprietary information, such as employees, consultants, outside scientific collaborators, contract research and manufacturing organizations, sponsored researchers and other advisors, at the commencement of their employment, consulting or other relationships with us. In addition, we take other appropriate precautions, such as maintaining physical security of our premises and physical and electronic security of our information technology systems, to guard against any misappropriation or unauthorized disclosure of our trade secrets and other confidential and proprietary information by third parties.

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

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for children and adults with DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; Delpacibart etedesiran (formerly AOC-1001), an antibody linked siRNA being evaluated in a Phase 3 clinical trial by Avidity Biosciences, Inc., or Avidity; PGN-EDODM1, a peptide-linked PMO currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; ARO-DM1, a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc.; ATX-01, a lipophilic peptide conjugated anti-miR designed to target microRNA 23b currently being evaluated in a Phase 1/2 clinical trial by ARTHEx Biotech S.L.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the European Union and Australia.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. A novel steroid, AGAMREE (vamorolone) was also recently approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. Givinostat, an HDAC inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the U.S. by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial; Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to exon 51 skipping which is being evaluated in a Phase 2 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is being evaluated in a Phase 1/2 clinical trial and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), REGENXBIO Inc. (RGX-202), Genethon (GNT-0004), and Insmed (INS1201). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies approved to treat FSHD. Products currently in development for FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 1/2 clinical trial and licensed by Arrowhead Pharmaceuticals, Inc. to Sarepta; delpacibart braxlosiran(formerly AOC-1020), an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity and RO7204239, an anti-latent myostatin antibody by Roche Pharmaceuticals that is in a Phase 2 clinical trial. Additionally, satralizumab, an anti-IL-6 antibody, is being evaluated in a Phase 1 clinical trial by the University Hospital of Nice and clenbuterol, a beta (2) agonist, is being evaluated in a Phase 2 clinical trial by Springbok Analytics, Inc.

There are three currently approved medicines for Pompe disease, all of which are enzyme replacement therapies: Myozyme/Lumizyme (alglucosidase alfa) and Nexviazyme/Nexviadyme (avalglucosidase alfa) by Sanofi, and Pombiliti + Opfolda (cipaglucosidase alfa-atga in combination with miglustat) by Amicus Therapeutics, Inc. Beyond these marketed products, the Pompe clinical pipeline consists of early-stage product candidates that aim to address Pompe disease via alternative strategies. ACTUS-101, a gene therapy delivered to the liver for continuous, endogenous production of GAA currently being evaluated in a Phase 1/2 clinical trial by AskBio, Inc. and AT-845, a muscle-targeted gene therapy currently being evaluated in a Phase 1/2 clinical trial Astellas Pharma US, Inc. ABX-1100 by ARO Biotherapeutics Co. and MZE-001 by Maze Therapeutics, Inc. are substrate reduction therapies in Phase 1 clinical trials.

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

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than products we may develop. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of other drugs. The key competitive factors affecting the success of all any products we may develop are likely to be their efficacy, safety, convenience, price and availability of reimbursement.

Government regulation

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

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
•
preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product candidate requesting marketing for one or more proposed indications, including submission of detailed information on the chemistry, manufacture and controls, or CMC, for the product candidate in clinical development and proposed labeling;
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
•
payment of application and program fees under the Prescription Drug User Fee Act, or PDUFA;
•
securing FDA approval of the BLA and licensure of the new biologic product; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, including an antibody, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture's Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time following the clearance of an IND, it may choose to impose a partial or complete clinical hold on the trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety, which may be a result of new data, findings, or developments in clinical, preclinical and/or CMC or where there is non-compliance with regulatory requirements. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trials or future clinical trials in a timely manner.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known either as a data monitoring committee, or DMC. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DMC has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee, or IBC, in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These diversity action plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for Diversity Action Plans, or DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’, or HHS, long delay in issuing final implementing regulations, the FDA, as of December 2024, has issued six notices of non-compliance, thereby signaling the government's willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

Interactions with the FDA During the Clinical Development Program

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Written IND safety reports must be promptly submitted to the FDA, the IRB and the investigators for serious and unexpected adverse events, any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. A development safety report detailing the results of the clinical trials must be submitted to the FDA on an annual basis.

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

Submission and filing of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2025 is $4.3 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2025 is approximately $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While this guidance currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Additionally, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.

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

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

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

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register (https://eudract.ema.europa.eu).

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

In this context, it should be noted that the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the primary basis of regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

As of January 1, 2024 on, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the European Union centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a Mutual Recognition and Decentralised Procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Healthcare law and regulation

Healthcare providers and third-party payers play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payers and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, laws governing the reporting of payments to physicians and teaching hospitals, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates if they raise prices for certain Part B and Part D drugs faster than the rate of inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiate prices for this second set of drugs will be effective starting January 1, 2027.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidates we may develop or additional pricing pressures.

Employees and human capital

As of February 21, 2025, we had 191 full-time employees. Of the 191 employees, a total of 61 employees hold M.D. or Ph.D. degrees. Of these employees, 151 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We are committed to attracting, retaining, and developing our employees through comprehensive initiatives centered on enhancing engagement in our business and culture. We leverage a variety of networks, including our own employees, to recruit potential candidates and have a fair process to evaluate candidates for roles based on technical qualifications as well as fit within our organization. Also, as part of our efforts to develop the next generation of leaders in life sciences, we offer internships and co-op positions.

Developing and educating our employees are key to our organizational success. New employees benefit from a robust onboarding program that includes a comprehensive online platform. Employees utilize onboarding modules, including information on Dyne’s platform, pipeline, benefits, and culture. Employees have scheduled one-on-one cross-functional meetings over the first few weeks of joining to ensure they feel welcomed and become familiar with colleagues and their areas of expertise. In addition, new employees work closely with their manager to plan and execute performance and development goals. Beyond onboarding, we offer development opportunities, prioritize regular feedback, and hold development discussions each quarter. We set aside time for these sessions for managers and employees to meet and discuss performance and career development.

In addition, we regularly evaluate the effectiveness of our talent management practices through employee surveys and fostering a culture of ongoing feedback. We track important talent metrics such as turnover rate and employee engagement. Voluntary and involuntary turnover rates across all levels are in alignment with, or lower than, the industry average.

To recruit and retain a talented, passionate and inclusive workforce with different experiences, perspectives and backgrounds, and to reward strong performance, we have competitive compensation and benefits programs for our employees and their families, including short-term and long-term incentives, exceptional health and wellness benefits along with vacation and leave programs.

Our equity and cash incentives are aimed to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our and their objectives. We also provide up to a 100% match on employee contributions (up to 4% with an annual maximum of $6,000) to our 401(k) retirement savings plan.

Our full-time U.S. employees are all eligible to participate in our health, vision, dental, and short-term and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a health reimbursement account for participating employees and to help our employees cover medical and dependent care expenses pre-tax, we also offer employees a flexible spending account (FSA), and dependent care FSA.

We also have a cross-functional and multi-level team that is charged with identifying ways to reinforce our company values, bring insights from across the business, and drive initiatives, including team building, wellness, community, and patient events, such as toy donation drives, walks to support the neuromuscular disease community, and volunteer days.

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

Since inception, we have incurred significant operating losses. Our net losses were $317.4 million for the year ended December 31, 2024 and $235.9 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $949.9 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our product candidates for DM1, DMD, FSHD and Pompe and any additional product candidates we may develop;
•
expand the capabilities of our proprietary FORCE platform;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
hire additional clinical, regulatory and scientific personnel;
•
establish manufacturing sources for any product candidate we may develop, including the Fab antibody, linker and therapeutic payload that will comprise the product candidate, and secure supply chain capacity to provide sufficient quantities for preclinical and clinical development and commercial supply;
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

Our product candidates are in varying stages of preclinical and clinical development. We have not completed clinical development of any product candidate, and we expect that it will be at least a couple of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed clinical development of any product candidate. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of any product candidate we may develop or when, or if, we will be able to generate revenues or achieve profitability.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, and the preclinical and clinical development of DYNE-302, our FSHD product candidate, and DYNE-401, our Pompe disease product candidate and any additional product candidates we may develop, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $642.3 million. In addition, in the first quarter of 2025, we issued and sold an aggregate of 10,660,159 shares of our common stock under our at-the-market offering program for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by us. We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from sales of common stock under our at-the-market offering program during the first quarter of 2025, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Our future capital requirements will depend on many factors, including:

•
the identification of additional product candidates;
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

We commenced operations in 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. Our product candidates are in varying stages of preclinical and clinical development, and their risk of failure is high. We have not yet demonstrated our ability to complete the clinical development of any product candidate, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We are in the process of transitioning from a company focused on conducting development activities to a company capable of supporting commercial activities. We may not be successful in such a transition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be subject to limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2024, we had federal NOL carryforwards of $315.7 million and state NOL carryforwards of $332.2 million.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,”

generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change taxable income. We completed a Section 382 study of transactions in our stock through January 25, 2021 and concluded that we have experienced ownership changes since inception that we believe under Sections 382 and 383 of the Code will result in limitation on our ability to use certain pre-change NOLs and credits. With additional stock issuances during 2024, the Company continues to analyze the impacts of Section 382. In the future, we may experience additional ownership changes as a result of equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Risks related to discovery and development

Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. As a result it will be at least a couple of years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We have focused our efforts to date on developing our platform, identifying our programs and conducting the clinical development of our product candidates. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed clinical development of any product candidate. Our ability to generate product revenue, which we do not expect will occur for at least a couple of years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

For example, the FDA placed on clinical hold our IND application to initiate a clinical trial of DYNE-251 in patients with DMD amenable to skipping exon 51. We received a clinical hold letter from the FDA in January 2022 requesting additional clinical and non-clinical information for DYNE-251, which we submitted before the FDA ultimately cleared the IND in July 2022.

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

We may encounter substantial delays in commencement, enrollment or completion of our clinical trials and the data from the clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates on a timely basis, if at all.

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. We have not yet completed clinical development of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a Diversity Action Plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for the DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law as FDORA specifically dictates that the form and manner for submission of

DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the FDA’s current thinking on best practices for clinical development.

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

The success of our business depends upon our ability to identify, develop and commercialize products based on our proprietary FORCE platform. Our therapeutics are constructed from three components: a proprietary Fab, a linker and a therapeutic payload that we attach to our Fab using the linker. The Fab is engineered to bind to TfR1 to enable targeted delivery of nucleic acids and other molecules to skeletal, cardiac and smooth muscle.

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

In addition, we have not completed clinical development of any product candidate or successfully developed any product candidates, and our ability to identify and develop product candidates may never materialize. The process by which we identify and develop product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

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

The outcome of preclinical studies and data from earlier-stage clinical trials may not be predictive of final results or future results of clinical trials or the success of later clinical trials and data from clinical trials in one indication may not be predictive of results of clinical trials in other indications.

We have not completed clinical development of any product candidate. As a result, our belief in the capabilities of our platform, including our belief that we have demonstrated proof of concept of our FORCE platform, is based on early research, preclinical studies and data from clinical trials of our product candidates. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the initial results of any clinical trials, such as initial results of ACHIEVE and DELIVER that we have reported, may not be predictive of the final results of those trials or the results of any later clinical trials, and may also not be predictive of results of clinical trials in other indications. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, certain of our hypotheses regarding the potential benefits of our product candidates compared to alternative therapies and treatments are based on cross-trial comparisons of results that were not derived from head-to-head clinical trials. Such clinical trial data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, these cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of our product candidates compared to other product candidates that may have been approved previously.

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

If any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent us from conducting clinical trials or seeking or obtaining regulatory approval, limit the commercial potential of our product candidates or result in significant negative consequences to the extent such effects or adverse properties are observed following any marketing approval.

We have not completed clinical development of any product candidate. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our technologies will not cause undesirable side effects.

Although other oligonucleotide therapeutics have received regulatory approval, our approach for our DM1, DMD and FSHD programs, which combine oligonucleotides with a Fab, is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of product candidates we may develop compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of conjugated oligonucleotide therapeutics.

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

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, or our research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our product manufacturing, or our research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations, or CMOs, for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for portions of our animal testing, preclinical research and for the conduct of our clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND/CTA-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA requires us to comply with cGCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with the FDA’s current Good Manufacturing Practices. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We currently depend on a small number of third-party suppliers for the manufacture of our Fab, the linkers and payloads. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. In the future, we may seek to establish our own manufacturing facility for the long-term commercial supply of any product candidates we may develop and which receive regulatory approval. We rely on a small number of third-party suppliers for the manufacture of our Fab, linkers and payloads. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates that we evaluate in preclinical studies and clinical trials, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a biologics license application, or BLA, to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

Our product candidates consist of a proprietary Fab conjugated with a linker to a payload. Our Fab is manufactured by starting with cells which are stored in a cell bank. If we lose multiple cell banks, our manufacturing will be adversely impacted by the need to replace the cell banks.

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

We may from time to time depend on single-source suppliers for some of the components and materials used in any product candidate we may develop. For instance, we currently use a single supplier for each of our Fab, linkers and payloads. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for children and adults with DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; Delpacibart etedesiran (formerly AOC-1001), an antibody linked siRNA being evaluated in a Phase 3 clinical trial by Avidity Biosciences, Inc., or Avidity; PGN-EDODM1, a peptide-linked PMO currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; ARO-DM1, a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc.; ATX-01, a lipophilic peptide conjugated anti-miR designed to target microRNA 23b currently being evaluated in a Phase 1/2 clinical trial by ARTHEx Biotech S.L.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the European Union and Australia.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. A novel steroid, AGAMREE (vamorolone) was also recently approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. Givinostat, an HDAC inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the U.S. by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial; Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to exon 51 skipping which is being evaluated in a Phase 2 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is being evaluated in a Phase 1/2 clinical trial and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), REGENXBIO Inc. (RGX-202), Genethon (GNT-0004), and Insmed (INS1201). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies approved to treat FSHD. Products currently in development for FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 1/2 clinical trial and licensed by Arrowhead Pharmaceuticals, Inc. to Sarepta; delpacibart braxlosiran(formerly AOC-1020), an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity and RO7204239, an anti-latent myostatin antibody by Roche Pharmaceuticals that is in a Phase 2 clinical trial. Additionally, satralizumab, an anti-IL-6 antibody, is being evaluated in a Phase 1 clinical trial by the University Hospital of Nice and clenbuterol, a beta (2) agonist, is being evaluated in a Phase 2 clinical trial by Springbok Analytics, Inc.

There are three currently approved medicines for Pompe disease, all of which are enzyme replacement therapies: Myozyme/Lumizyme (alglucosidase alfa) and Nexviazyme/Nexviadyme (avalglucosidase alfa) by Sanofi, and Pombiliti + Opfolda (cipaglucosidase alfa-atga in combination with miglustat) by Amicus Therapeutics, Inc. Beyond these marketed products, the Pompe clinical pipeline consists of early-stage product candidates that aim to address Pompe disease via alternative strategies. ACTUS-101, a gene therapy delivered to the liver for continuous, endogenous production of GAA currently being evaluated in a Phase 1/2 clinical trial by AskBio, Inc. and AT-845, a muscle-targeted gene therapy currently being evaluated in a Phase 1/2 clinical trial Astellas Pharma US, Inc. ABX-1100 by ARO Biotherapeutics Co. and MZE-001 by Maze Therapeutics, Inc. are substrate reduction therapies in Phase 1 clinical trials.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own thirty-six issued U.S. patents and three granted foreign patents, and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we are party to a license from the University of Mons, or UMONS, to certain patent rights and know-how of UMONS. Our license agreement with UMONS imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of the license agreement with UMONS, see Item 1. “Business—Intellectual Property—License Agreement with the University of Mons” in this Annual Report on Form 10-K.

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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for any product candidates, the FDA or the comparable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or comparable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any of these restrictions or commitments could render an approved product not commercially viable, which would materially adversely impact our business and prospects.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency, such as the FDA, acted within its statutory authority under the Administrative Procedure Act, or APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies' ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

In addition, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of mifepristone. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy.

On appeal, the U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA's actions. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

We, or any future collaborator, may seek approval from the FDA or comparable foreign regulatory authorities to use accelerated development pathways for our product candidates. If we, or any future collaborator, are not able to use such pathways, we, or they, may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we, or they, receive them at all. In addition, even if an accelerated approval pathway is available to us, or any future collaborator, it may not lead to expedited approval of our product candidates, or approval at all.

We are currently pursuing accelerated development pathways for our product candidates for DM1 and DMD. Under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Similar risks to those described above are also applicable to any application that we, or any future collaborator, may submit in jurisdictions outside of the United States. Prior to seeking such accelerated approval, we, or any future collaborator, may continue to seek feedback from the FDA or comparable foreign regulatory agencies and otherwise evaluate our, or their, ability to seek and receive such accelerated approval.

There can be no assurance that the FDA or foreign regulatory agencies will agree with our, or any future collaborators’, surrogate endpoints or intermediate clinical endpoints in any of our, or their, clinical trials, or that we, or future collaborator, will decide to pursue or submit any additional BLAs for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we, or any future collaborator, will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024, the FDA issued additional draft guidance relating to accelerated approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, we will need to observe the FDA’s guidance closely to ensure that our products qualify for accelerated approval.

Accordingly, a failure to obtain and maintain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

If any product candidate we may develop is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, we may apply for FDA Fast Track designation. In October 2022, the FDA granted Fast Track designation for DYNE-251, and in January 2025, the FDA granted Fast Track designation for DYNE-101. However, a Fast Track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive Fast Track designation for any product candidates we may develop, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

Since enactment of the ACA, there have been, and continue to be, numerous executive and legal challenges and U.S. congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, the U.S. Congress effectively repealed the “individual mandate” by reducing the applicable penalty to zero dollars. The modification of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In July 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directed the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” In September 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

On August 16, 2022, the Inflation Reduction Act, or the IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, the U.S. Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates if they raise prices for certain Part B and Part D drugs faster than the rate of inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Additional states are expected to consider such legislation in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, with the change in presidential administration in 2025, there is uncertainty with respect to United States relations with the rest of the world, including with respect to taxes, trade policies and tariffs. For example, the Trump administration announced plans to implement or increase tariffs, particularly on products manufactured in China, Canada and Mexico, though it remains unclear what specific actions will be taken. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment offer letters with our executive officers, each of them may terminate their employment with us at any time. For example, in 2024 we had several changes in our executive management team. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

As of February 21, 2025, we had 191 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 13.9% of our common stock as of February 21, 2025. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of February 21, 2025, we had 113,121,357 shares of common stock outstanding.

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

As a public company, and particularly as we are no longer an emerging growth company, or EGC, or a smaller reporting company, or SRC, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company or as an EGC and SRC. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. As a result of no longer being able to take advantage of the exemptions from various reporting requirements that are applicable to EGCs and SRCs, we are required to comply with auditor attestation requirements, increased disclosure obligations and other reporting requirements which will likely increase our costs in the upcoming fiscal year. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly compared to when we were a private company. For example, as a public company it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantial costs. The impact of these events could also make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. If we have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We are engaged in a continuous process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

Item 1C. Cybersecurity.

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

Based on an assessment using the previously described risk management processes, we do not believe that there are currently any known risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, cybersecurity threats may affect our business. See “Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions or compromise, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.” in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

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

In an effort to deter and detect cyber threats, we periodically provide all employees with data protection and cybersecurity awareness training, which covers a range of timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, and asset use. The training functions to educate employees on the importance of reporting all security and privacy incidents immediately. We send out bi-weekly simulated phishing tests to all employees for ongoing awareness to relevant phishing campaigns. We also use technology-based tools to mitigate cybersecurity risks and to bolster its employee-based cybersecurity programs.

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

Holders

As of February 21, 2025, we had ten holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our future filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock from September 17, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2024 with the performance of the Nasdaq Composite Index and Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on September 17, 2020 at the opening trading price of $18.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

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

Overview

We are a clinical-stage neuromuscular disease company focused on discovering and advancing innovative life-transforming therapeutics for people living with genetically driven neuromuscular diseases. Leveraging the modularity of our FORCE platform, we are developing targeted therapeutics that are designed to overcome limitations in delivery to muscle tissue and the central nervous system, or CNS. Our proprietary FORCE platform therapeutics consist of a payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different classes of payloads (such as oligonucleotides and enzymes) with specific mechanisms of action that modify target functions. We leverage this modularity to focus on neuromuscular diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of product candidates, including product candidates being developed for myotonic dystrophy type 1, or DM1, Duchenne muscular dystrophy, or DMD, facioscapulohumeral dystrophy, or FSHD, and Pompe disease. In addition, we plan to expand our portfolio through development efforts focused on rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases, including some with larger patient populations, and diseases involving the CNS. We have identified product candidates for each of our DM1, DMD, FSHD and Pompe programs that are in varying stages of preclinical and clinical development.

Our product candidate DYNE-101 is being evaluated in ACHIEVE, an ongoing Phase 1/2 global clinical trial in patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, a 96-week long-term extension, and a registrational expansion cohort. In January 2025, we announced the completion of the MAD portion of the trial and our plans to initiate a registrational expansion cohort to support submission for Accelerated Approval in the U.S. We plan to complete enrollment of the registrational expansion cohort in mid-2025 with data from this cohort in the first half of 2026 and potential submission for U.S. Accelerated Approval in the first half of 2026.

Our product candidate DYNE-251 is being evaluated in DELIVER, an ongoing Phase 1/2 global clinical trial in patients with DMD who have mutations amenable to exon 51 skipping. DELIVER, which is designed to be a registrational trial, consists of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE, a 192-week long-term extension, and a registrational expansion cohort. In September 2024, we announced the completion of the MAD portion of the trial, and in November 2024 we announced the initiation of the registrational expansion cohort to support submission for Accelerated Approval in the U.S. We plan to complete enrollment of the registrational expansion cohort in the first quarter of 2025 with data from this cohort in late 2025 and potential submission for U.S. Accelerated Approval in early 2026.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the years ended December 31, 2024, 2023 and 2022, we reported net losses of $317.4 million, $235.9 million and $168.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $949.9 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
advance our product candidates for DM1, DMD, FSHD and Pompe and conduct research programs in additional indications;
•
expand the capabilities of our proprietary FORCE platform;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
hire additional clinical, regulatory and scientific personnel;
•
establish manufacturing sources for any product candidate we may develop, including the Fab antibody, linkers and therapeutic payload that will comprise the product candidate, and secure supply chain capacity to provide sufficient quantities for preclinical and clinical development and commercial supply;
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

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from sales of common stock under our at-the-market offering program during the first quarter of 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and capital resources” below.

Components of our results of operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products for at least a couple of years, if at all. If our development efforts are successful and we commercialize products, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, as well as upfront, milestone and royalty payments from such collaboration or license agreements, or a combination thereof.

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
•
expenses incurred in connection with our research programs and development of our product candidates, including those incurred under agreements with third parties, such as consultants and contract research organizations, or CROs, to conduct preclinical studies and clinical trials;
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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect that our research and development expenses will increase substantially as we advance DYNE-101 and DYNE-251 through clinical trials, in connection with our preclinical and clinical development activities of DYNE-302, our FSHD product candidate, and DYNE-401, our Pompe disease product candidate, and if and as we advance any other product candidates through preclinical studies and clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any product candidate is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2024, we had federal and state net operating loss carryforwards of $315.7 million and $332.2 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $31.2 million and $4.7 million which begin to expire in 2039 and 2033, respectively.

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$281,406	$210,762	$70,644
General and administrative	62,480	31,400	31,080
Total operating expenses	343,886	242,162	101,724
Loss from operations	(343,886)	(242,162)	(101,724)
Other (expense) income:
Interest income	26,922	7,641	19,281
Other expense, net	(454)	(1,416)	962
Total other expense, net	26,468	6,225	20,243
Net loss	$(317,418)	$(235,937)	$(81,481)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$74,082	$67,056	$7,026
DYNE-251 (DMD)	90,468	63,942	26,526
Unallocated research and development expenses:
Platform and external research and development	26,514	13,169	13,345
Personnel related (including stock-based compensation)	69,517	50,861	18,656
Facility related and other	20,825	15,734	5,091
Total research and development expenses	$281,406	$210,762	$70,644

Expenses related to DYNE-101 increased in the year ended December 31, 2024 compared to the year ended December 31, 2023. This was attributable to higher manufacturing activity in 2024 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial. Expenses related to DYNE-251 increased in the year ended December 31, 2024 compared to the year ended December 31, 2023. This was attributable to higher manufacturing activity in 2024 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the DELIVER trial.

The increase in platform and external research and development expenses in the year ended December 31, 2024 was primarily due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Personnel-related	$11,741	$9,624	$2,117
Stock-based compensation expense	27,927	8,394	19,533
Professional and consulting fees	16,851	7,110	9,741
Facility-related and other	5,961	6,272	(311)
Total general and administrative expenses	$62,480	$31,400	$31,080

The increase in personnel-related expenses in the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to increased headcount in our general and administrative function. The increase in stock-based compensation expense in the year ended December 31, 2024 was primarily the result of acceleration of vesting terms and modification of previously granted awards in connection with entering into separation and consulting agreements with our former chief executive officer, former chief business officer and former chief operating officer. Professional and consulting fees increased in the year ended December 31, 2024 due to the higher consulting costs to support the growth of the organization in 2024. Facility-related and other expenses decreased primarily due to decreased general business expenses, including the cost of corporate insurance policies.

Interest income

Interest income for the years ended December 31, 2024 and 2023 was $26.9 million and $7.6 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance due to the public sales of our common stock in the first and second quarters of 2024 on which we are earning interest.

Other expense, net

Other expense for the year ended December 31, 2024 was $0.5 million primarily due to foreign currency gains and losses. Other expense for the year ended December 31, 2023 was $1.4 million primarily due to foreign currency gains and losses.

Comparison of the years ended December 31, 2023 and 2022

Discussion and analysis of the results of operations for the year ended December 31, 2023 as compared to the results of operations for the year ended December 31, 2022 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 5, 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for at least a couple of years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $642.3 million.

In November 2021, we filed a universal shelf registration statement on Form S-3, or the 2021 Shelf Registration Statement, to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, and included in the 2021 Shelf Registration Statement a prospectus relating to the Sales Agreement, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million, which we refer to as our at-the-market offering program. Sales of common stock under the Sales Agreement through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended or Securities Act. On January 4, 2024, we notified Jefferies that we were suspending and terminating the prospectus filed under our 2021 Shelf Registration Statement relating to the Sales Agreement for our at-the-market offering program.

On March 5, 2024, we filed a universal shelf registration statement on Form S-3, or the 2024 Shelf Registration Statement, and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, we may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million in our at-the-market offering program.

During the year ended December 31, 2024, we issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting commissions and offering expenses payable by us. We sold such shares at a weighted average price of $26.86 per share.

In January 2024, we completed a follow-on public offering, which we refer to as the January 2024 offering, pursuant to which we issued and sold 19,722,500 shares of common stock. We received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In May 2024, we completed a follow-on public offering, which we refer to as the May 2024 offering, pursuant to which we issued and sold 12,075,000 shares of common stock. We received net proceeds of $351.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In the first quarter of 2025, we issued and sold 10,660,159 shares of common stock through our at-the-market offering program pursuant to the Sales Agreement. We received net proceeds of $140.6 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(292,369)	$(188,158)
Net cash (used in) provided by investing activities	(204,076)	83,311
Net cash provided by financing activities	809,895	54,322
Net increase (decrease) in cash, cash equivalents and restricted cash	$313,450	$(50,525)

Operating activities

During the year ended December 31, 2024, operating activities used $292.4 million of cash, due to our net loss of $317.4 million and changes in our operating assets and liabilities of $19.5 million, partially offset by non-cash charges of $44.5 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a $9.0 million decrease in accounts payable and other liabilities and a $10.5 million increase in prepaid expenses and other current assets. During the year ended December 31, 2023, operating activities used $188.2 million of cash, due to our net loss of $235.9 million partially offset by changes in our operating assets and liabilities of $26.3 million and non-cash charges of $21.4 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $23.0 million increase in accounts payable and other liabilities and a $3.3 million decrease in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the year ended December 31, 2024, net cash used in investing activities was $204.1 million due to purchases of marketable securities of $317.4 million and purchases of property and equipment of $2.4 million, partially offset by maturities of marketable securities of $105.2 million and sales of marketable securities of $10.6 million. During the year ended December 31, 2023, net cash provided by investing activities was $83.3 million due to maturities of marketable securities of $126.5 million and sales of marketable securities of $1.8 million, partially offset by purchases of marketable securities of $44.3 million and purchases of property and equipment of $0.7 million.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities was $809.9 million, consisting of $675.2 million in aggregate net proceeds from sales of common stock in our January 2024 and May 2024 offerings, $97.9 million in aggregate net proceeds from sales under our at-the-market offering program and $36.8 million in proceeds received from stock option exercises.

During the year ended December 31, 2023, net cash provided by financing activities was $54.3 million, consisting of $52.4 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $1.9 million in proceeds received from stock option exercises.

A discussion of changes in our financial condition for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 5, 2024.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of DYNE-101 and DYNE-251, the development of our FSHD and Pompe programs and additional research programs. The timing and amount of our operating expenditures will depend largely on:

•
the identification of additional product candidates;
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

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from sales of common stock under our at-the-market offering program during the first quarter of 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On January 15, 2025, we entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO’s manufacturing facilities for certain of our product candidates and components thereof. The agreement obligates us to compensate the CMO at least $60 million for producing certain of our product candidates and components thereof through 2026. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO’s raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that we entered into with the CMO on July 18, 2024.

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

Stock-based compensation

We measure stock-based awards granted to employees and directors based on fair value on the date of the grant using the Black-Scholes option-pricing model for options, and we measure awards of restricted stock units based on the closing price of our common stock on the date of grant. Compensation expense for these awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. During 2024, all of our outstanding awards only include time-based vesting conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate market risk as part of our treasury and investment portfolio, which includes cash, cash equivalents, and marketable securities held in readily available checking and money market accounts, as well as debt securities. As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital, provide adequate liquidity and earn returns commensurate with our risk appetite. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. These instruments primarily include securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper, certificates of deposit and money market funds. These investments are denominated in U.S. Dollars and none are held for trading purposes.

For the years ended December 31, 2024, 2023 and 2022, changes in interest rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates from contracts with vendors located outside of the United States, for which certain invoices are denominated in foreign currencies. We do not have a foreign currency hedging program. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows.

For the years ended December 31, 2024, 2023 and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows. Due to the relatively small number of contracts with vendors located outside of the United States and the relative size of those contracts, an immediate 10% change in a foreign currency exchange change would not have a material effect on our historical financial position, our business, our financial condition, our results of operations or our cash flows. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8, together with the report of our independent registered public accounting firm, are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Head of Finance and Administration (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Senior Vice President, Head of Finance and Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of Dyne Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dyne Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2025

Item 9B. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-23 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

10.20#

Offer letter, dated as of March 21, 2024, by and between the registrant and John G. Cox (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.21#

Separation agreement, dated as of March 25, 2024, by and between the registrant and Joshua Brumm (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.22#

Consulting agreement, dated as of March 25, 2024, by and between the registrant and Joshua Brumm (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.23#	2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.24#

Form of Nonstatutory Stock Option Agreement under 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509, filed May 2, 2024).

10.25#

Form of Restricted Stock Unit Agreement under 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509, filed May 2, 2024).

10.26#

Offer letter, dated as of July 23, 2024, by and between the registrant and Douglas Kerr (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, File No. 001-39509 filed November 12, 2024).

10.27#

Consulting agreement, dated as of August 30, 2024, by and between the registrant and Jonathan McNeill (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, File No. 001-39509 filed November 12, 2024).

10.28#

Consulting agreement, dated as of August 31, 2024, by and between the registrant and Susanna High (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q, File No. 001-39509 filed November 12, 2024).

19.1*	Dyne Therapeutics, Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm, attached hereto as Exhibit 23.1.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the registrant's Annual Report on Form 10-K, File No. 001-39509 filed March 5, 2024).

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: February 27, 2025	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Cox	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2025
John G. Cox

/s/ Richard Scalzo	Senior Vice President, Head of Finance and Administration (principal financial and accounting officer)	February 27, 2025
Richard Scalzo

/s/ Jason Rhodes	Director and Chairman of the Board	February 27, 2025
Jason Rhodes

/s/ Ed Hurwitz	Director	February 27, 2025
Ed Hurwitz

/s/ Carlo Incerti, M.D.	Director	February 27, 2025
Carlo Incerti, M.D.

/s/ Dirk Kersten	Director	February 27, 2025
Dirk Kersten

/s/ David Lubner	Director	February 27, 2025
David Lubner

/s/ Catherine Stehman-Breen, M.D.	Director	February 27, 2025
Catherine Stehman-Breen, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Dyne Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dyne Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Research and Development Expense – Refer to Note 2 and 6 to the financial statements.

Critical Audit Matter Description

The Company records accrued expenses and prepaid expenses associated with ongoing research and development costs, including costs associated with outsourced agreements for clinical trials with contract research organizations (CROs) and production of research materials with contract manufacturing organizations (CMOs). Estimates of expenses incurred are determined by analyzing progress of the studies, including phase or completion of events, invoices received, payments made, communication with third-party CROs and CMOs, and internal tracking of work completed to date. Expenses incurred in excess of amounts invoiced are recorded as accrued expenses. Payments made in excess of expenses incurred are recorded as prepaid costs. We note that these balances are included in the “Accrued Expenses” and “Prepaid expenses and other current assets”, respectively, in the financial statements. We identified auditing the estimates of the extent of work performed by CROs and CMOs as a critical audit matter because of the level of management judgment required and volume of such estimates made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses included the following, among others:

▪
We tested the design and effectiveness of controls over the estimation of accrued and prepaid research and development expenses.
▪
For a sample of studies and clinical trials, we performed the following:
o
Inspected the related contracts, purchase orders, statements of work and other contractual documentation.
o
Tested the completeness and accuracy of the underlying data used to develop the estimates.
o
Performed corroborating inquiries with the Company’s research and development personnel.
o
Inspected information from third-party service providers to understand the nature and progress of the studies.
o
Obtained corresponding invoices and evidence of payment to third-party service providers.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2025

We have served as the Company’s auditor since 2020.

Dyne Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$435,449	$121,626
Marketable securities	206,819	1,474
Prepaid expenses and other current assets	17,011	6,275
Total current assets	659,279	129,375
Property and equipment, net	5,398	4,780
Right-of-use assets	24,615	28,612
Restricted cash	1,942	2,315
Total assets	$691,234	$165,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,562	$22,936
Accrued expenses and other current liabilities	30,846	23,439
Lease liabilities	4,850	4,720
Total current liabilities	42,258	51,095
Lease liabilities, net of current portion	19,138	22,695
Total liabilities	61,396	73,790
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2024 and 2023; 102,318,629 and 61,468,743 shares issued and outstanding at December 31, 2024 and 2023, respectively	10	6
Additional paid-in capital	1,579,750	723,796
Accumulated other comprehensive loss	6	—
Accumulated deficit	(949,928)	(632,510)
Total stockholders’ equity	629,838	91,292
Total liabilities and stockholders’ equity	$691,234	$165,082

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Operating expenses:
Research and development	$281,406	$210,762	$142,760
General and administrative	62,480	31,400	28,202
Total operating expenses	343,886	242,162	170,962
Loss from operations	(343,886)	(242,162)	(170,962)
Other (expense) income:
Interest income	26,922	7,641	2,917
Other expense, net	(454)	(1,416)	(54)
Total other income, net	26,468	6,225	2,863
Net loss	$(317,418)	$(235,937)	$(168,099)
Net loss per share, basic and diluted	$(3.37)	$(3.95)	$(3.23)
Weighted average common shares outstanding, basic and diluted	94,143,565	59,683,851	51,976,343
Comprehensive loss:
Net loss	$(317,418)	$(235,937)	$(168,099)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	6	571	(302)
Comprehensive loss	$(317,412)	$(235,366)	$(168,401)

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at January 1, 2022	51,569,381	$6	$596,934	$(269)	$(228,474)	$368,197
Issuance of common stock in at-the-market offering, net of issuance costs of $1.2 million	3,425,085	—	36,861	—	—	36,861
Exercise of stock options	314,272	—	529	—	—	529
Stock-based compensation	—	—	15,178	—	—	15,178
Vesting of restricted shares	38,141	—	—	—	—	—
Vesting of restricted stock units	289,626	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(168,099)	(168,099)
Balance at December 31, 2022	55,636,505	6	649,502	(571)	(396,573)	252,364
Issuance of common stock in at-the-market offering, net of issuance costs of $1.8 million	4,509,063	—	52,369	—	—	52,369
Exercise of stock options	832,906	—	1,953	—	—	1,953
Stock-based compensation	—	—	19,972	—	—	19,972
Vesting of restricted stock units	490,269	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	571	—	571
Net loss	—	—	—	—	(235,937)	(235,937)
Balance at December 31, 2023	61,468,743	6	723,796	—	(632,510)	91,292
Issuance of common stock in public offering, net of issuance costs of $44.3 million	31,797,500	3	675,177	—	—	675,180
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	4,181,133	—	37,043	—	—	37,043
Stock-based compensation	—	—	45,864	—	—	45,864
Vesting of restricted stock units	1,070,788	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(317,418)	(317,418)
Balance at December 31, 2024	102,318,629	$10	$1,579,750	$6	$(949,928)	$629,838

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(317,418)	$(235,937)	$(168,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45,864	19,972	15,178
Depreciation and amortization expense	1,673	1,673	1,683
Amortization (accretion) of premium (discount) on marketable securities	(3,604)	(1,102)	1,276
(Gain) loss on sale of marketable securities	(35)	23	34
Non-cash lease expense	570	788	1,662
Loss on disposal of property and equipment	72	118	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,536)	3,337	(4,144)
Accounts payable and other liabilities	(8,955)	22,970	(1,235)
Net cash used in operating activities	(292,369)	(188,158)	(153,645)
Cash flows from investing activities:
Purchases of property and equipment	(2,376)	(729)	(3,067)
Purchases of marketable securities	(317,443)	(44,262)	(121,176)
Maturities of marketable securities	105,180	126,473	208,291
Sales of marketable securities	10,563	1,829	3,154
Net cash (used in) provided by investing activities	(204,076)	83,311	87,202
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	675,180	—	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	97,871	52,369	36,861
Proceeds from exercise of stock options	36,844	1,953	529
Net cash provided by financing activities	809,895	54,322	37,390
Net increase (decrease) in cash, cash equivalents and restricted cash	313,450	(50,525)	(29,053)
Cash, cash equivalents and restricted cash, beginning of year	123,941	174,466	203,519
Cash, cash equivalents and restricted cash, end of year	$437,391	$123,941	$174,466
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$—	$12	$85
Proceeds from employee stock option exercise in other receivables	$199	—	—

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Dyne Therapeutics, Inc. (the “Company”) is a clinical-stage neuromuscular disease company focused on advancing innovative life-transforming therapeutics for people living with genetically driven neuromuscular diseases. The Company was incorporated in Delaware on December 1, 2017 and has a principal place of business in Waltham, Massachusetts.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company believes the depository institutions in which the cash and cash equivalents are held are of high-credit quality. The Company maintains its cash equivalents in money market funds that invest in U.S. treasury securities and highly liquid investments maturing within 90 days from the date of purchase. The Company’s marketable securities as of December 31, 2024 consisted of commercial paper, certificates of deposit, corporate debt securities and U.S. treasury notes. The Company has adopted an investment policy that limits the amounts the Company may invest in the securities of any single issuer with the exclusion of the U.S. government. The Company has not experienced any credit losses.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	8,681,473	9,914,719
Unvested restricted stock units	3,722,024	3,422,212
Total	12,403,497	13,336,931

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220-40). The amendments in this update require new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. We are currently assessing the impact ASU 2024-03 will have on the consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update require enhanced annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. The amendments are effective for public business entities, for annual periods beginning after December 15, 2024 and for annual periods beginning after December 15, 2025 for all other entities. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 applies on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is assessing what impact ASU 2023-09 will have on the consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning on January 1, 2025. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the financial statements by expanding the disclosure of expenses included in our segment measures of our consolidated statement of operations and comprehensive loss. Refer to our segments disclosure in Note 11 - Segment Reporting for more information.

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

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$435,449	$121,626
Restricted cash	1,942	2,315
Total	$437,391	$123,941

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	14,203	8	—	14,211
Corporate debt securities	162,078	131	(114)	162,095
Certificates of deposit	9,369	4	(1)	9,372
U.S. treasury notes	21,163	7	(29)	21,141
Total	$206,813	$150	$(144)	$206,819

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Corporate debt securities	1,474	—	—	1,474
Total	$1,474	$—	$—	$1,474

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$3,535	$—	$—	$3,535
Marketable securities
Commercial paper	—	14,211	—	14,211
Corporate debt securities	—	162,095	—	162,095
Certificates of deposit	—	9,372	—	9,372
U.S. treasury notes	21,141	—	—	21,141
Total	$24,676	$185,678	$—	$210,354

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$66,179	$—	$—	$66,179
U.S. treasury notes	18,689	—	—	18,689
Marketable securities
Corporate debt securities	—	1,474	—	1,474
Total	$84,868	$1,474	$—	$86,342

The fair value of U.S. government treasury notes and money market funds were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, certificates of deposit and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2024	2023
Laboratory equipment	$9,197	$7,546
Office and computer equipment	2,355	2,091
Construction in process	619	431
Property and equipment—at cost	12,171	10,068
Less accumulated depreciation and amortization	(6,773)	(5,288)
Property and equipment—net	$5,398	$4,780

Depreciation expense totaled $1.7 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Payroll and benefits	$13,095	$10,498
Consulting services	1,608	423
Legal services	742	397
Research and development	15,401	12,121
Total	$30,846	$23,439

7. Stockholders' Equity

Common Stock

In November 2021, the Company filed a universal shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement"), to register for sale from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the Company's sales agent, and included in the 2021 Shelf Registration Statement a prospectus relating to the Sales Agreement pursuant to which, from time to time, the Company could offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million in an "at-the-market" offering program. On January 4, 2024, the Company notified Jefferies that it was suspending and terminating the prospectus filed under the 2021 Shelf Registration Statement relating to the Sales Agreement for the Company's "at-the-market" offering program.

On March 5, 2024, the Company filed a universal shelf registration statement on Form S-3, (the “2024 Shelf Registration Statement”), and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, the Company may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million in an “at-the-market” offering.

During the year ended December 31, 2024, the Company issued and sold an aggregate of 3,800,465 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $97.9 million, after deducting commissions and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $26.86 per share.

In January 2024, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 19,722,500 shares of the Company’s common stock. The Company received net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Forbion Capital Fund IV Cooperatief U.A. and related affiliated entities (collectively, “Forbion”) were a beneficial owner of more than 5.0% of the Company's outstanding common stock as of December 31, 2024. Two members of the Company's board of directors are partners at Forbion. In the January 2024 offering, the Company issued and sold 1,714,285 shares of common stock that Forbion and related affiliated entities purchased at the public offering price of $17.50 per share for aggregate gross proceeds of $30.0 million. The shares were purchased on the same terms as the other shares that were offered and sold in the offering.

In May 2024, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 12,075,000 shares of the Company's common stock. The Company received net proceeds of $351.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

2020 Stock Incentive Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Stock Incentive Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2025, 5,115,931 shares were added to the shares reserved for issuance under the 2020 Plan in the fifth of these annual increases.

As of December 31, 2024, 1,706,914 shares remained available for future issuance under the 2020 Plan.

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

As of December 31, 2024, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

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

As of December 31, 2024, 220,147 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2024	2023
Expected volatility	66%	66%
Risk-free interest rate	3.46% — 4.65%	3.42% — 4.94%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company's stock option activity and related information for the year ended December 31, 2024 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	9,914,719	$10.48	7.7	$38,732
Granted	3,604,261	30.54
Exercised	(4,181,133)	8.86
Forfeitures	(656,374)	12.08
Outstanding December 31, 2024	8,681,473	$19.47	7.3	$61,021
Options exercisable— December 31, 2024	3,453,296	$11.83	5.4	$40,520
Options vested or expected to vest— December 31, 2024	8,681,473	$19.47	7.3	$61,021

The intrinsic value of options exercised for the years ended December 31, 2024 and 2023 totaled $90.3 million and $8.1 million, respectively. The weighted-average grant date fair value of the options granted during the years ended December 31, 2024 and 2023 was $19.22 per share and $7.28 per share, respectively. As of December 31, 2024 there was $72.7 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 3.0 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued stock option awards. The acceleration of vesting and modification resulted in the recognition of $3.2 million of stock-based compensation expense for the year ended December 31, 2024, all of which was recorded in the first quarter of 2024. The expense was recorded within general and administrative expenses on the consolidated statement of operations and comprehensive loss. Based upon the terms of the separation and consulting agreements, options to purchase 223,533 shares of common stock were forfeited in March 2024.

In September 2024, the Company entered into a consulting agreement with its former chief business officer resulting in the modification of previously issued stock option awards. The modification resulted in the recognition of $0.6 million of stock-based compensation expense for the year ended December 31, 2024, all of which was recorded in the third quarter of 2024. The expense was recorded within general and administrative expenses on the consolidated statement of operations and comprehensive loss. Based on the terms of the consulting agreement, options to purchase 95,587 shares of common stock were forfeited in September 2024.

In October 2024, the Company entered into a consulting agreement with its former chief operating officer resulting in the modification of previously issued stock option awards. The modification resulted in the recognition of $0.5 million of stock-based compensation expense for the year ended December 31, 2024, all of which was recorded in the fourth quarter of 2024. The expense was recorded within general and administrative expenses on the consolidated statement of operations and comprehensive loss. Based on the terms of the consulting agreement, options to purchase 76,562 shares of common stock were forfeited in October 2024.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of December 31, 2024, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the year ended December 31, 2024 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2024	3,422,212	$11.50
Granted	1,801,742	30.53
Vested	(1,070,788)	12.32
Forfeited	(431,142)	11.44
Issued and unvested as of December 31, 2024	3,722,024	$20.49

The fair value of RSUs vested for the years ended December 31, 2024 and 2023 totaled $32.7 million and $5.6 million, respectively. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2023 was $10.94. As of December 31, 2024, there was $68.7 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years.

In March 2024, the Company entered into separation and consulting agreements with its former chief executive officer resulting in the acceleration of vesting and modification of previously issued restricted stock unit awards. The acceleration of vesting and modification resulted in the recognition of $10.5 million of stock-based compensation expense for the year ended December 31, 2024, all of which was recorded in the first quarter of 2024. The expense was recorded within general and administrative expenses on the consolidated statement of operations and comprehensive loss.

In September 2024, the Company entered into a consulting agreement with its former chief business officer resulting in the modification of previously issued restricted stock unit awards. The modification resulted in the recognition of $0.5 million of stock-based compensation expense for the year ended December 31, 2024, all of which was recorded in the third quarter of 2024. The expense was recorded within general and administrative expenses on the consolidated statement of operations and comprehensive loss. Based upon the terms of the consulting agreement, 98,448 restricted stock units were forfeited in September 2024.

In October 2024, the Company entered into a consulting agreement with its former chief operating officer resulting in the modification of previously issued restricted stock unit awards. The modification resulted in the recognition of $0.3 million of stock-based compensation expense for the year ended December 31, 2024, all of which was recorded in the fourth quarter of 2024. The expense was recorded within general and administrative expenses on the consolidated statement of operations and comprehensive loss. Based upon the terms of the consulting agreement, 103,252 restricted stock units were forfeited in October 2024.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development	$17,937	$11,578	$8,218
General and administrative	27,927	8,394	6,960
Total	$45,864	$19,972	$15,178

8. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income tax expense at statutory rate	21%	21%	21%
State taxes—net of federal benefit	1	—	1
State tax law changes	11	(10)	—
Permanent differences and other	7	(1)	4
Federal & state R&D credits	5	3	4
Increase in valuation allowance	(45)	(13)	(30)
Effective income tax rate	0%	0%	0%

Significant components of the Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Stock-based compensation	$7,684	$3,122
Net operating loss carryforwards	86,187	57,474
Credit carryforwards	34,932	19,424
Fixed assets	267	311
Accrued expenses	7,937	4,794
Lease liability	6,469	5,759
R&D Capitalization	151,829	60,902
Total deferred tax assets	295,305	151,786
Valuation allowance	(288,667)	(145,775)
Total net deferred tax assets	6,638	6,011
Deferred tax liabilities:
Right of use asset	(6,638)	(6,011)
Total deferred tax liability	(6,638)	(6,011)
Total deferred tax assets (liabilities)	$—	$—

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $315.7 million and $332.2 million, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2024, the Company also had federal and state research and development tax credit carryforwards $31.2 million and $4.7 million, respectively, which begin to expire in 2039 and 2033, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company completed a Section 382 study of transactions in its stock through January 25, 2021 and concluded that it had experienced ownership changes since inception that it believes under Section 382 and 383 of the Code will result in limitations on its ability to use certain pre-change NOLs and credits. With additional stock issuances during 2024, the Company continues to analyze the impacts of Section 382. In addition, the Company may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of its stock, some of which are beyond the Company's control. As a result, the amount of the NOLs and tax credit carryforwards presented in these consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increase in net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2024	2023	2022
Valuation allowance at the beginning of year	$145,775	$113,622	$63,546
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	142,892	32,153	50,076
Valuation allowance at the end of year	$288,667	$145,775	$113,622

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2024 and 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2021 to the present.

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

Summary of lease costs

The Company does not have any finance leases.

The components of lease cost were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$5,405	$5,420	$5,278
Variable lease cost	2,309	2,125	2,113
Total lease cost	$7,714	$7,545	$7,391

Supplemental disclosure of cash flow information for the lease was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating cash payments for operating leases	$4,981	$4,632	$3,247

The Company was unable to determine the interest rate implicit in the lease and used the Company's IBR as determined from a market analysis of peer borrowings. The weighted-average remaining lease term and discount rate for the lease was as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term - operating leases	5.25 years	6.25 years
Weighted-average discount rate - operating leases	5.80%	5.80%

Future minimum lease payments under the non-cancelable operating lease consisted of the following as of December 31, 2024:

Year Ending December 31,	(in thousands)
2025	4,981
2026	5,130
2027	5,284
2028	5,442
2029	5,606
Thereafter	1,415
Total future minimum lease payments	27,858
Less: imputed interest	(3,870)
Present value of lease liabilities	$23,988

Included in the condensed consolidated balance sheet (in thousands)	December 31, 2024
Lease liability	4,850
Lease liability, net of current portion	19,138
Total lease liability	$23,988

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

On January 15, 2025, the Company entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO’s manufacturing facilities for certain of our product candidates and components thereof. The agreement obligates the Company to compensate the CMO at least $60 million for producing certain of our product candidates and components thereof through 2026. In specified termination circumstances, the agreement requires the Company to pay the CMO for services completed, the cost of the CMO’s raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that the Company entered into with the CMO on July 18, 2024.

11. Segment Reporting

The Company’s segment determination is based on the financial results that are regularly evaluated by the Company’s chief operating decision maker ("CODM") to determine resource allocation and assess performance. The Company's CODM is its chief executive officer. The Company has one operating and one reportable segment. Net long-lived assets are all physically located in the United States and the total assets of the segment equal the total assets presented on the consolidated balance sheet. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment. A summary of the significant segment expenses reported to the CODM are shown below for the fiscal years ended:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating Expenses
DYNE-101 (DM1)	$74,082	$67,056	$31,343
DYNE-251 (DMD)	90,468	63,942	48,388
Platform and external research and development	26,514	13,169	12,757
Personnel related	63,321	48,907	35,252
Stock-based compensation	45,864	19,972	15,178
Facility-related and other	23,001	20,419	19,297
Professional and consulting fees	20,636	8,697	8,747
Interest income	(26,922)	(7,641)	(2,917)
Other income, net	454	1,416	54
Net loss	$317,418	$235,937	$168,099

12. Subsequent Events

In the first quarter of 2025, the Company issued and sold 10,660,159 shares of the Company’s common stock through its at-the-market offering program pursuant to the Sales Agreement. The Company received net proceeds of $140.6 million, after deducting commissions and offering expenses payable by the Company.

Atlas Venture and related affiliated entities were beneficial owners of 7.8% of the Company's outstanding common stock as of December 31, 2024. The chairman of the Company's board of directors is a partner at Atlas Venture. On January 27 2025, the Company issued and sold 1,111,111 shares of common stock through its at-the-market offering program that Atlas Venture and related affiliated entities purchased at a purchase price of $13.50 per share for aggregate gross proceeds of $15.0 million. The shares were purchased at the prevailing market price.