Form 10-Q
period 2025-03-31
Dyne Therapeutics, Inc.
filed 2025-05-08
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 113,666,578 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our rights to develop and commercialize certain of our product candidates are subject or may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business; and
•
if we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates or our technology may be adversely affected due to such competition.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$472,255	$435,449
Marketable securities	205,237	206,819
Prepaid expenses and other current assets	12,011	17,011
Total current assets	689,503	659,279
Property and equipment, net	5,747	5,398
Right-of-use assets	23,882	24,615
Restricted cash	1,942	1,942
Total assets	$721,074	$691,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,019	6,562
Accrued expenses and other current liabilities	21,752	30,846
Lease liabilities	5,111	4,850
Total current liabilities	33,882	42,258
Lease liabilities, net of current portion	18,219	19,138
Total liabilities	52,101	61,396
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 113,633,782 and 102,318,629 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	10
Additional paid-in capital	1,734,010	1,579,750
Accumulated other comprehensive loss	241	6
Accumulated deficit	(1,065,289)	(949,928)
Total stockholders’ equity	668,973	629,838
Total liabilities and stockholders’ equity	$721,074	$691,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$106,447	$44,539
General and administrative	15,925	24,618
Total operating expenses	122,372	69,157
Loss from operations	(122,372)	(69,157)
Other income (expense):
Interest income	7,100	3,002
Other income (expense), net	(89)	506
Total other income (expense), net	7,011	3,508
Net loss	$(115,361)	$(65,649)
Net loss per share—basic and diluted	$(1.05)	$(0.81)
Weighted average common shares outstanding, basic and diluted	109,911,628	81,043,741
Comprehensive loss:
Net loss	$(115,361)	$(65,649)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	235	(132)
Comprehensive loss	$(115,126)	$(65,781)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2025	102,318,629	$10	$1,579,750	$6	$(949,928)	$629,838
Issuance of common stock in at-the-market offering, net of issuance costs of $4.4 million	10,660,159	1	140,652	—	—	140,653
Exercise of stock options	89,835	—	588	—	—	588
Stock-based compensation	—	—	13,020	—	—	13,020
Vesting of restricted stock units	565,159	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	235	—	235
Net loss	—	—	—	—	(115,361)	(115,361)
Balance at March 31, 2025	113,633,782	$11	$1,734,010	$241	$(1,065,289)	$668,973

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2024	61,468,743	$6	$723,796	$—	$(632,510)	$91,292
Issuance of common stock in public offering, net of issuance costs of $21.3 million	19,722,500	2	323,849	—	—	323,851
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	1,858,791	—	10,916	—	—	10,916
Stock-based compensation	—	—	19,906	—	—	19,906
Vesting of restricted stock units	239,150	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(65,649)	(65,649)
Balance at March 31, 2024	87,089,649	$9	$1,176,337	$(132)	$(698,159)	$478,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(115,361)	$(65,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,020	19,906
Depreciation and amortization expense	502	386
Non-cash lease expense	75	173
Accretion of premium on marketable securities	(616)	(523)
Loss (gain) on sale of marketable securities	(6)	—
Loss (gain) on disposal of property and equipment	95	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,999	(4,070)
Accounts payable and other liabilities	(8,601)	(28,758)
Net cash used in operating activities	(105,893)	(78,537)
Cash flows from investing activities:
Purchases of property and equipment	(981)	(191)
Purchases of marketable securities	(65,970)	(181,386)
Maturities of marketable securities	65,439	1,740
Sales of marketable securities	2,970	—
Net cash (used in) provided by investing activities	1,458	(179,837)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	323,851
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	140,653	73,621
Proceeds from exercise of stock options	588	10,916
Net cash provided by financing activities	141,241	408,388
Net increase (decrease) in cash, cash equivalents and restricted cash	36,806	150,014
Cash, cash equivalents and restricted cash, beginning of period	437,391	123,941
Cash, cash equivalents and restricted cash, end of period	$474,197	$273,955
Supplemental disclosures of cash flow information:
Proceeds from issuance of common stock in at-the-market offering in other receivables	$—	$24,250
Purchase of property and equipment in accounts payable	$29	$27

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

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, fluctuations in operating results, compliance with government regulations, the ability to establish clinical- and commercial-scale manufacturing processes and the ability to secure additional capital to fund operations. Product candidates and programs currently under development require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful and product candidates receive regulatory approval, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the operations of the Company and the Company’s wholly-owned subsidiary, Dyne Therapeutics Securities Corporation. Intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on

February 27, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Options to purchase common stock	8,830,836	8,607,966
Unvested restricted stock units	3,031,436	3,173,071
Total	11,862,272	11,781,037

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220-40) ("ASU 2024-03"). The amendments in this update require new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. We are currently assessing the impact ASU 2024-03 will have on the condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). The amendments in this update require enhanced annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. The amendments are effective for public business entities for annual periods beginning after December 15, 2024 and for annual periods beginning after December 15, 2025 for all other entities. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 applies on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is assessing what impact ASU 2023-09 will have on the condensed consolidated financial statements and disclosures.

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

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$472,255	$435,449
Restricted cash	1,942	1,942
Total	$474,197	$437,391

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of March 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	10,096	10	—	10,106
Corporate debt securities	169,673	184	(25)	169,832
Certificates of deposit	7,008	7	—	7,015
U.S. treasury notes	18,219	65	—	18,284
Total	$204,996	$266	$(25)	$205,237

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	14,203	8	—	14,211
Corporate debt securities	162,078	131	(114)	162,095
Certificates of deposit	9,369	4	(1)	9,372
U.S. treasury notes	21,163	7	(29)	21,141
Total	$206,813	$150	$(144)	$206,819

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$180,953	$—	$—	$180,953
Corporate debt securities	—	3,294	—	3,294
Marketable securities
Commercial paper	—	10,106	—	10,106
Corporate debt securities	—	169,832	—	169,832
Certificates of deposit	—	7,015	—	7,015
U.S. treasury notes	18,284	—	—	18,284
Total	$199,237	$190,247	$—	$389,484

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$3,535	$—	$—	$3,535
Marketable securities
Commercial Paper	—	14,211	—	14,211
Corporate debt securities	—	162,095	—	162,095
Certificates of deposit	—	9,372	—	9,372
U.S. treasury notes	21,141	—	—	21,141
Total	$24,676	$185,678	$—	$210,354

The fair value of U.S. government treasury notes and money market funds were determined by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, certificates of deposit, and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	March 31, 2025
Maturing in one year or less	$111,087
Maturing after one year through two years	94,150
Maturing after two years	—
Total	$205,237

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$10,309	$9,197
Office and computer equipment	2,355	2,355
Construction in process	258	619
Property and equipment—at cost	12,922	12,171
Less accumulated depreciation and amortization	(7,175)	(6,773)
Property and equipment—net	$5,747	$5,398

Depreciation expense for the three months ended March 31, 2025 was $0.5 million. Depreciation expense for the three months ended March 31, 2024 was $0.4 million.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Payroll and benefits	$4,710	$13,095
Consulting services	1,428	1,608
Legal services	770	742
Research and development	14,844	15,401
Total	$21,752	$30,846

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

During the three months ended March 31, 2025, the Company issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $13.60 per share.

Atlas Venture and related affiliated entities were beneficial owners of approximately 8.0% of the Company's outstanding common stock as of March 31, 2025. The chairman of the Company's board of directors is a partner at Atlas Venture. On January 27, 2025, the Company issued and sold 1,111,111 shares of common stock through its at-the-market offering program that Atlas Venture and related affiliated entities purchased at a purchase price of $13.50 per share for aggregate gross proceeds of $15.0 million. The shares were purchased at the prevailing market price.

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

As of March 31, 2025, 6,989,676 shares remained available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the least of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors.

As of March 31, 2025, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

2024 Inducement Stock Incentive Plan

In March 2024, the Company's board of directors adopted the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). The 2024 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 900,000 shares of Common Stock (subject to adjustment as provided in the 2024 Inducement Plan). Awards under the 2024 Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In February 2025, the Company's board of directors approved an additional 1,000,000 shares for issuance under the 2024 Inducement Plan.

During the three months ended March 31, 2025, the Company granted inducement equity awards to its new chief financial officer as a material inducement to the acceptance of his employment consisting of stock options to purchase up to 214,500 shares of the Company’s common stock and restricted stock units with respect to 66,100 shares of the Company’s common stock. As of March 31, 2025, 939,547 shares remained available for future issuance under the 2024 Inducement Plan. In April 2025, the Company granted inducement equity awards to three new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 330,200 shares of the Company’s common stock and restricted stock units with respect to an aggregate of 101,900 shares of the Company’s common stock.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Three Months Ended March 31,
	2025	2024
Expected volatility	65%	66%
Risk-free interest rate	4.03% — 4.52%	3.98% — 4.31%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2025 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	8,681,473	$19.47
Granted	479,300	12.24
Exercised	(89,835)	6.55
Canceled	(240,102)	14.85
Outstanding as of March 31, 2025	8,830,836	$19.33	6.9	$6,550
Options exercisable as of March 31, 2025	3,872,265	$13.04	4.7	$6,205
Options vested or expected to vest as of March 31, 2025	8,830,836	$19.33	6.9	$6,550

The intrinsic value of options exercised for the three months ended March 31, 2025 and 2024 totaled $0.9 million and $32.5 million, respectively. The weighted-average grant date fair value of the options granted during the three months ended March 31, 2025 and 2024 was $7.69 per share and $16.06 per share, respectively. As of March 31, 2025 there was $67.4 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.9 years.

Effective January 2025, the Company entered into a consulting agreement with its former chief medical officer resulting in the modification of previously issued stock option awards. The modification resulted in $0.9 million of additional stock-based compensation expense, all of which was recognized during the quarter ended March 31, 2025. The expense was recorded within research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Based on the terms of the consulting agreement, options to purchase 58,659 shares of common stock were forfeited in January 2025.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of March 31, 2025, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each

RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the three months ended March 31, 2025 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2025	3,722,024	$20.49
Granted	147,800	12.25
Vested	(565,159)	14.36
Forfeited	(273,229)	15.06
Issued and unvested as of March 31, 2025	3,031,436	$21.82

The fair value of RSUs vested during the three months ended March 31, 2025 and 2024 totaled $7.0 million and $5.9 million, respectively. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2024 was $21.77 per share. As of March 31, 2025, there was $60.9 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.0 years.

Effective January 2025, the Company entered into a consulting agreement with its former chief medical officer resulting in the modification of previously issued restricted stock unit awards. The modification resulted in the recognition of $0.3 million of additional stock-based compensation expense, all of which was recognized during the quarter ended March 31, 2025. The expense was recorded within research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Based on the terms of the consulting agreement, 76,662 restricted stock units were forfeited in January 2025.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$8,191	$3,817
General and administrative	4,829	16,089
Total	$13,020	$19,906

8. Segment Reporting

The Company’s segment determination is based on the financial results that are regularly evaluated by the Company’s chief operating decision maker ("CODM") to determine resource allocation and assess performance. The Company's CODM is its chief executive officer. The Company has one operating and one reportable segment. Net long-lived assets are all physically located in the United States and the total assets of the segment equal the total assets presented on the condensed consolidated balance sheet. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment. A summary of the significant segment expenses reported to the CODM are shown below for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating Expenses
DYNE-101 (DM1)	$45,434	$8,417
DYNE-251 (DMD)	21,093	11,983
Platform and external research and development	8,235	4,060
Personnel related	20,701	15,754
Stock-based compensation	13,020	19,906
Facility-related and other	6,916	4,892
Professional and consulting fees	6,973	4,145
Interest income	(7,100)	(3,002)
Other expense (income), net	89	(506)
Net loss	$115,361	$65,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited condensed consolidated financial statements and related notes for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage company focused on discovering and advancing innovative life-transforming therapeutics for people living with genetically driven neuromuscular diseases. Leveraging the modularity of our FORCE platform, we are developing targeted therapeutics that are designed to overcome limitations in delivery to muscle tissue and the central nervous system, or CNS. Our proprietary FORCE platform therapeutics consist of a payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different classes of payloads (such as oligonucleotides and enzymes) with specific mechanisms of action that modify target functions. We leverage this modularity to focus on neuromuscular diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

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

Our product candidate DYNE-101 is being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial consisting of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, a 96-week long-term extension, and a registrational expansion cohort. The primary endpoints of the MAD portion of the trial were safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing as measured by the composite alternative splicing index, or CASI-22, as well as multiple measures of muscle strength and function and patient-reported outcomes, including the Myotonic Dystrophy Health Index. In the MAD portion of the ACHIEVE trial, patients were randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts were dosed from 1.8 mg/kg to 6.8 mg/kg (approximate ASO dose). Following the MAD placebo-controlled period, patients transition to DYNE-101 treatment in the OLE portion of the trial and in the long-term extension.

In January 2025, we reported positive efficacy and safety data from adult DM1 patients enrolled in the randomized, placebo-controlled MAD portion of the DYNE-101 ACHIEVE trial, including data from the 6.8 mg/kg Q8W cohort (n=8) at up to 6 months. At the 6.8 mg/kg Q8W dose, DYNE-101 resulted in significant splicing correction at 3 months compared to baseline, which was associated with improvement in multiple functional endpoints, beginning at 3 months and continuing at 6 months.

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

In January 2025, we announced the completion of the MAD portion of the trial, our plans to initiate a registrational expansion cohort to support submission for U.S. Accelerated Approval, and the selection of the 6.8 mg/kg Q8W dose to be evaluated in the registrational expansion cohort. We plan to enroll up to 48 patients in the registrational expansion cohort and the primary endpoint for this cohort is mean splicing correction at 3 months as measured by CASI-22, supported by clinically meaningful measures of muscle strength and function as secondary endpoints. The registrational expansion cohort will also assess various quality of life and CNS-related endpoints (e.g., fatigue, daytime sleepiness). We intend that the data from the registrational expansion cohort and the 56 patients from the long-term extension portion of ACHIEVE will support a submission for U.S. Accelerated Approval. We participated in a Type C meeting with the U.S. Food and Drug Administration, or FDA, in May 2025 and discussed the path to regulatory approval, including U.S. Accelerated Approval. The registrational expansion cohort has been initiated and full enrollment is planned for mid-2025 with data from this cohort in the first half of 2026 and potential submission for U.S. Accelerated Approval in the first half of 2026. We continue to advance preparations for a Phase 3 trial of DYNE-101 and plan to initiate the trial in 2025. We are also pursuing expedited approval pathways globally for DYNE-101.

Our product candidate DYNE-251 is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial consisting of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE, and a 192-week long-term extension, and a registrational expansion cohort. The trial, which is designed to be registrational, enrolled ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping. The primary endpoints of the MAD portion were safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Additional endpoints in the MAD portion of the trial included pharmacokinetics and change from baseline in exon 51 skipping levels, muscle tissue percent dystrophin positive fibers, multiple assessments of muscle function, including North Star Ambulatory Assessment score, Stride Velocity 95th Centile and certain timed functional tests.

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

In September 2024, we announced the completion of the MAD portion of the trial, and in November 2024, we announced the initiation of the 20 mg/kg Q4W (approximate PMO dose) registrational expansion cohort to support submission for Accelerated Approval in the U.S.

In March 2025, we reported positive long-term safety and efficacy data from the MAD portion of the DELIVER trial. The efficacy assessment of the DELIVER trial reported in March 2025 was based on 12-month biomarker and functional data from six male patients enrolled in the 20 mg/kg (approximate PMO dose) cohort who were randomized to receive DYNE-251 or placebo once every four weeks, or Q4W, and 18-month functional data from six male patients in the 10 mg/kg (approximate PMO dose) cohort who were randomized to receive DYNE-251 or placebo Q4W. During the open label extension period, all participants in the 10 mg/kg cohort were dose escalated to 20 mg/kg Q4W regimen after month six. DYNE-251 demonstrated dose-dependent exon skipping and dystrophin expression and meaningful and sustained improvements from baseline in multiple functional endpoints in both cohorts. In the 20 mg/kg Q4W cohort, DYNE-251 demonstrated best-in-class levels of dystrophin expression, exon skipping and percent dystrophin.

In March 2025, we also reported updated safety and tolerability data based on 54 participants enrolled in the DELIVER trial. As of the data cutoff date of February 7, 2025, DYNE-251 demonstrated a favorable safety profile and the majority of treatment emergent adverse events were mild or moderate and no related serious treatment emergent adverse events were identified other than in two participants at the 40 mg/kg Q4W dose level which events were potentially related to study drug. One participant experienced symptoms which suggested hemolytic uremic syndrome, potentially caused by an infection. The second participant had a history of unexplained hemolytic anemia and developed fever and tonsillitis after joining the DELIVER trial. Both participants have recovered.

We completed enrollment of the 20 mg/kg Q4W (approximate PMO dose) registrational expansion cohort of 32 participants as part of the DELIVER trial in the first quarter of 2025 and are planning for data from this cohort in late 2025 and potential submission for U.S. Accelerated Approval in early 2026. We continue to pursue accelerated approval in the U.S. based on dystrophin as a surrogate endpoint. We are also pursuing expedited approval pathways globally for DYNE-251.

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

We are developing a product candidate, DYNE-401, to deliver an enzyme replacement therapy to address the deficiency of the lysosomal enzyme, GAA, that causes Pompe disease. We engineered FORCE-GAA by leveraging the FORCE platform and evaluated efficacy in vivo using hTfR1/6Neo mice, that were developed by crossing the well-established 6Neo mouse model of Pompe with mice expressing human transferrin receptor 1. Using this approach, intravenous, or IV, administration cleared glycogen in muscle and the CNS and normalized lysosomal size in hTfR1/6Neo mice. This approach reduced serum neurofilament light chain, a biomarker of axonal injury, providing evidence of benefit in the CNS and displayed superior dose potency compared to GAA alone. Additional data with this approach supported the potential for monthly dosing which is less frequent than approved enzyme replacement therapies for Pompe.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three months ended March 31, 2025 and 2024, we reported net losses of $115.4 million and $65.6 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1.1 billion.

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

Impact of Tariffs

The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. While we have not experienced, and do not currently expect to experience, any significant direct impact from these tariffs and retaliatory measures, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect that our research and development expenses will increase substantially as we advance DYNE-101 and DYNE-251 through clinical trials, in connection with our preclinical and clinical development activities of DYNE-302, our FSHD product candidate, and DYNE-401, our Pompe disease product candidate, and if, and as, we advance any other product candidates through preclinical studies and clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any product candidate is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$106,447	$44,539	$61,908
General and administrative	15,925	24,618	(8,693)
Total operating expenses	122,372	69,157	53,215
Loss from operations	(122,372)	(69,157)	(53,215)
Other income (expense):
Interest income	7,100	3,002	4,098
Other income (expense), net	(89)	506	(595)
Total other income (expense), net	7,011	3,508	3,503
Net loss	$(115,361)	$(65,649)	$(49,712)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$45,434	$8,417	$37,017
DYNE-251 (DMD)	21,093	11,983	9,110
Unallocated research and development expenses:
Platform and external research and development	8,235	4,060	4,175
Personnel related (including stock-based compensation)	25,089	16,010	9,079
Facility-related and other	6,596	4,069	2,527
Total research and development expenses	$106,447	$44,539	$61,908

Expenses related to DYNE-101 increased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was attributable to higher manufacturing activity in the three months ended March 31, 2025 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial. Expenses related to DYNE-251 increased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was attributable to higher manufacturing activity in the three months ended March 31, 2025 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the DELIVER trial.

The increase in platform and external research and development expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Personnel-related	$3,803	$3,561	$242
Stock-based compensation expense	4,829	16,088	(11,259)
Professional and consulting fees	5,660	3,660	2,000
Facility-related and other	1,633	1,309	324
Total general and administrative expenses	$15,925	$24,618	$(8,693)

The increase in personnel-related expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to increased headcount in our general and administrative function. The decrease in stock-based compensation expense in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to entering into separation and consulting agreements with our former chief executive officer in March 2024, resulting in the acceleration of vesting and modification of previously granted equity awards in the three months ended March 31, 2024. Professional and consulting fees increased due to the higher consulting costs to support the growth of the organization in the three months ended March 31, 2025. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the three months ended March 31, 2025.

Interest income

Interest income for the three months ended March 31, 2025 and 2024 was $7.1 million and $3.0 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance due to the public sales of common stock in the three months ended March 31, 2025.

Other income (expense), net

Other expense for the three months ended March 31, 2025 was $0.1 million due to net foreign currency gains and losses. Other income for the three months ended March 31, 2024 was and $0.5 million due to net foreign currency gains and losses.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for at least a couple of years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities. As of March 31, 2025 we had cash, cash equivalents and marketable securities of $677.5 million.

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

During the three months ended March 31, 2025, we issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by us. We sold such shares at a weighted average price of $13.60 per share.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(105,893)	$(78,537)
Net cash provided by (used in) investing activities	1,458	(179,837)
Net cash provided by financing activities	141,241	408,388
Net increase in cash, cash equivalents and restricted cash	$36,806	$150,014

Operating activities

During the three months ended March 31, 2025, operating activities used $105.9 million of cash, due to our net loss of $115.4 million and changes in our operating assets and liabilities of $3.6 million, partially offset by non-cash charges of $13.1 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a $8.6 million decrease in accounts payable and other liabilities and a $5.0 million decrease in prepaid expenses and other assets. During the three months ended March 31, 2024, operating activities used $78.5 million of cash, due to our net loss of $65.6 million and net cash used by changes in our operating assets and liabilities of $32.8 million, partially offset by non-cash charges of $19.9 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $28.8 million decrease in accounts payable and other liabilities and a $4.1 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the three months ended March 31, 2025, net cash provided by investing activities was $1.5 million due to maturities of marketable securities of $65.4 million and sales of marketable securities of $3.0 million, partially offset by purchases of marketable securities of $66.0 and purchases of property and equipment of $1.0 million. During the three months ended March 31, 2024, net cash used in investing activities was $179.8 million due to purchases of marketable securities of $181.4 million and purchases of property and equipment of $0.2 million, partially offset by maturities of marketable securities of $1.7 million.

Financing activities

During the three months ended March 31, 2025, net cash provided by financing activities was $141.2 million, consisting of $140.6 million in aggregate net proceeds from sales of common stock under our at-the-market offering program and $0.6 million in proceeds received from stock option exercises. During the three months ended March 31, 2024, net cash provided by financing activities was $408.4 million, consisting of $323.9 million in aggregate net proceeds from sales in our public offering in January 2024, $73.6 million in aggregate net proceeds from sales of our common stock under our at-the-market offering program and $10.9 million in net proceeds received from stock option exercises.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to accrued research and development expenses and stock-based compensation and that these policies have the most significant level of estimation uncertainty and have and are reasonably likely to have a material impact on our financial condition and results of operations. As we advance our product candidates into and through clinical development, we expect research and development expenses and, in particular, our accounting for accrued research and development expenses to be an increasingly important critical accounting policy.

There have been no significant changes to our critical accounting policies or estimates from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2025, there have been no material changes in our market risk or how our market risk is managed from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $115.4 million and $65.6 million for the three months ended March 31, 2025 and 2024, respectively and $317.4 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $1.1 billion. To date, we have financed our operations with the proceeds raised from the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $677.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Our limited history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change taxable income. We completed a Section 382 study of transactions in our stock through January 25, 2021 and concluded that we have experienced ownership changes since inception that we believe under Sections 382 and 383 of the Code will result in limitation on our ability to use certain pre-change NOLs and credits. With additional stock issuances during 2024 and the first quarter of 2025, the Company continues to analyze the impacts of Section 382. In the future, we may experience additional ownership changes as a result of equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of any future clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

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

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for children and adults with DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; delpacibart etedesiran (formerly AOC-1001), an antibody linked siRNA being evaluated in a Phase 3 clinical trial by Avidity Biosciences, Inc., or Avidity; PGN-EDODM1, a peptide-linked PMO currently being evaluated in a Phase 1 clinical trial by

Pepgen, Inc.; SRP-1003 (ARO-DM1), a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc. in collaboration with Sarepta Therapeutics, Inc., or Sarepta; ATX-01, a lipophilic peptide conjugated anti-miR designed to target microRNA 23b currently being evaluated in a Phase 1/2 clinical trial by ARTHEx Biotech S.L.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the European Union and Australia.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. A novel steroid, AGAMREE (vamorolone) was also recently approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. Givinostat, an HDAC inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the U.S. by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial; Pepgen, Inc., with EDO51, a peptide-linked PMO for patients amenable to exon 51 skipping which is being evaluated in a Phase 2 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is being evaluated in a Phase 1/2 clinical trial and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), REGENXBIO Inc. (RGX-202), Genethon (GNT-0004), and Insmed (INS1201). Gene editing treatments that are in preclinical development are also being pursued by Vertex, Sarepta and GenAssist Ltd. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies approved to treat FSHD. Products currently in development for FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 1/2 clinical trial and licensed by Arrowhead Pharmaceuticals, Inc. to Sarepta; delpacibart braxlosiran (formerly AOC-1020), an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity and RO7204239, an anti-latent myostatin antibody by Roche Pharmaceuticals that is in a Phase 2 clinical trial. Additionally, satralizumab, an anti-IL-6 antibody, is being evaluated in a Phase 1 clinical trial by the University Hospital of Nice and clenbuterol, a beta (2) agonist, is being evaluated in a Phase 2 clinical trial by Springbok Analytics, Inc. Epicrispr Biotechnologies, Inc. recently announced that the FDA has cleared an IND application for EPI-321, an epigenetic therapy for the treatment of FSHD and plans to initiate a global Phase 1/2 clinical trial in 2025.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own thirty-eight issued U.S. patents and four granted foreign patents, and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our pending Patent Cooperation Treaty, or PCT, patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, our pending provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file selected national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using any product candidates we may develop or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to our product candidates or our FORCE platform would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, contractors and other parties who have access to such technology and processes. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. In such circumstances, third parties could potentially use our trade secrets to compete with any product candidates we may develop and our technology. Additionally, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, we will need to observe the FDA’s guidances closely to ensure that our products qualify for accelerated approval.

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

In addition, the United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

In March 2023 and April 2025, respectively, the EMA and FDA granted orphan drug designation to DYNE-251 for the treatment of DMD in patients amenable to exon 51 skipping. In May and September 2023, respectively, the EMA and FDA granted orphan drug designation to DYNE-101 for the treatment of DM1. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The FDA and the U.S. Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. More recently however, in February 2025, a federal district court in Washington, D.C. fully embraced the reasoning in this decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. If a company engages in such communications consistent with the guidance's recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. In addition, under some recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

In April 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new executive order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provisions direct HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

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

Laws and regulations governing any international operations we may have may preclude us from developing, manufacturing and selling certain product candidates outside of the United States or adversely impact our ability to operate our business outside the United States. In addition, changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

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

Various U.S. export and sanctions laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of certain products and technical data relating to those products. Furthermore, such export and sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to United States embargoed countries or sanctioned countries, governments, persons and entities. Our operations outside of the United States have required, and will continue to require, us to dedicate additional resources to comply with laws governing international business practices, and these laws may preclude us from developing, manufacturing or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with these laws may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA and export and sanctions laws can result in significant civil and criminal penalties, imprisonment, the loss of export or import privileges, debarment, breach of contract and fraud litigation, reputational harm, and other consequences. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Additionally, with the change in presidential administration in 2025, there is uncertainty with respect to the United States' relations with the rest of the world, including with respect to taxes, trade policies and tariffs. In particular, the Trump administration recently imposed a series of tariffs on U.S. trading partners. In response, several countries imposed retaliatory tariffs. The announcement and/or implementation, and the underlying uncertainty, surrounding tariffs and international trade may cause supply chain disruptions and delays or have a negative impact on our costs of materials and production processes and could have a material adverse impact on our business, financial condition and results of operations.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment offer letters with our executive officers, each of them may terminate their employment with us at any time. For example, in 2024 and 2025, we had several changes in our executive management team. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

As of March 31, 2025, we had 192 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 13.0% of our common stock as of March 31, 2025. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of May 2, 2025, we had 113,666,578 shares of common stock outstanding.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Erick Lucera (Chief Financial Officer)	Adoption (March 31, 2025)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units	Sale	Until final settlement of any covered RSU	Indeterminable(1)

(1)
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

10.1#

Offer letter, dated as of March 18, 2025, by and between the registrant and Erick Lucera (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, File No. 001-39509, filed March 20, 2025).

10.2#	2024 Inducement Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, File No. 333-286150, filed March 27, 2025).

10.3*#	Labor leasing agreement, dated as of September 3, 2024, by and between the registrant and Globalization Partners Switzerland SA, on behalf of Johanna Friedl-Naderer.

10.4*#	Separation agreement, dated as of March 31, 2025, by and between the registrant and Richard Scalzo.

10.5*#	Consulting agreement, dated as of March 31, 2025, by and between the registrant and Richard Scalzo.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)