Form 10-Q
period 2025-06-30
Dyne Therapeutics, Inc.
filed 2025-07-28
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, the registrant had 142,263,740 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements;
•
our ability to comply with restrictive covenants under our loan agreement with Hercules Capital, Inc., or Hercules;
•
our ability to satisfy interest and principal payments under our loan agreement with Hercules;
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
•
our product candidates are in varying stages of preclinical and clinical development, and we have not completed clinical development of any product candidate. We do not expect to complete the commercialization of any product candidate at least until 2027, if ever. If we are unable to advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
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
•
our loan agreement with Hercules contains restrictive and financial covenants that may limit our operating flexibility and our failure to comply with the covenants or other terms of the loan agreement, including as a result of events beyond our control, could result in a default under the loan agreement that could materially and adversely affect our business;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$485,040	$435,449
Marketable securities	198,885	206,819
Prepaid expenses and other current assets	14,025	17,011
Total current assets	697,950	659,279
Property and equipment, net	5,675	5,398
Right-of-use assets	22,859	24,615
Restricted cash and other assets	2,508	1,942
Total assets	$728,992	$691,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	14,016	6,562
Accrued expenses and other current liabilities	22,454	30,846
Lease liabilities	5,002	4,850
Total current liabilities	41,472	42,258
Long-term debt, net	98,813	—
Lease liabilities, net of current portion	17,262	19,138
Total liabilities	157,547	61,396
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 114,338,610 and 102,318,629 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11	10
Additional paid-in capital	1,747,328	1,579,750
Accumulated other comprehensive loss	252	6
Accumulated deficit	(1,176,146)	(949,928)
Total stockholders’ equity	571,445	629,838
Total liabilities and stockholders’ equity	$728,992	$691,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$99,236	$62,263	$205,683	$106,802
General and administrative	16,555	9,699	32,480	34,317
Total operating expenses	115,791	71,962	238,163	141,119
Loss from operations	(115,791)	(71,962)	(238,163)	(141,119)
Other income (expense):
Interest income	6,625	7,052	13,725	10,054
Interest expense	(94)	—	(94)	—
Other income (expense), net	(1,597)	(192)	(1,687)	314
Total other income (expense), net	4,934	6,860	11,944	10,368
Net loss	$(110,857)	$(65,102)	$(226,219)	$(130,751)
Net loss per share—basic and diluted	$(0.97)	$(0.70)	$(2.02)	$(1.51)
Weighted average common shares outstanding, basic and diluted	113,873,126	92,507,815	111,900,818	86,777,150
Comprehensive loss:
Net loss	$(110,857)	$(65,102)	$(226,219)	$(130,751)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	11	(108)	246	(240)
Comprehensive loss	$(110,846)	$(65,210)	$(225,973)	$(130,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2025	102,318,629	$10	$1,579,750	$6	$(949,928)	$629,838
Issuance of common stock in at-the-market offering, net of issuance costs of $4.4 million	10,660,159	1	140,652	—	—	140,653
Exercise of stock options	89,835	—	588	—	—	588
Stock-based compensation	—	—	13,020	—	—	13,020
Vesting of restricted stock units	565,159	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	235	—	235
Net loss	—	—	—	—	(115,361)	(115,361)
Balance at March 31, 2025	113,633,782	$11	$1,734,010	$241	$(1,065,289)	$668,973
Exercise of stock options	488,457	—	2,795	—	—	2,795
Stock-based compensation	—	—	10,523	—	—	10,523
Vesting of restricted stock units	216,371	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(110,857)	(110,857)
Balance at June 30, 2025	114,338,610	$11	$1,747,328	$252	$(1,176,146)	$571,445

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2024	61,468,743	$6	$723,796	$—	$(632,510)	$91,292
Issuance of common stock in public offering, net of issuance costs of $21.3 million	19,722,500	2	323,849	—	—	323,851
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	1,858,791	—	10,916	—	—	10,916
Stock-based compensation	—	—	19,906	—	—	19,906
Vesting of restricted stock units	239,150	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(65,649)	(65,649)
Balance at March 31, 2024	87,089,649	$9	$1,176,337	$(132)	$(698,159)	$478,055
Issuance of common stock in public offering, net of issuance costs of $23.0 million	12,075,000	1	351,328	—	—	351,329
Exercise of stock options	564,904	—	4,283	—	—	4,283
Stock-based compensation	—	—	6,736	—	—	6,736
Vesting of restricted stock units	389,965	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(65,102)	(65,102)
Balance at June 30, 2024	100,119,518	$10	$1,538,684	$(240)	$(763,261)	$775,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(226,219)	$(130,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,543	26,642
Depreciation and amortization expense	1,005	785
Non-cash lease expense	32	298
Non-cash interest expense	2	—
Accretion of premium on marketable securities	(1,079)	(1,792)
Loss (gain) on sale of marketable securities	(14)	—
Loss (gain) on disposal of property and equipment	95	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,795	(7,207)
Accounts payable and other liabilities	(756)	(21,378)
Net cash used in operating activities	(200,596)	(133,405)
Cash flows from investing activities:
Purchases of property and equipment	(1,041)	(1,048)
Purchases of marketable securities	(106,903)	(207,691)
Maturities of marketable securities	107,708	40,076
Sales of marketable securities	8,468	—
Net cash (used in) provided by investing activities	8,232	(168,663)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	675,180
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	140,653	97,871
Proceeds from exercise of stock options	2,560	15,199
Proceeds from issuance of long-term debt, net of issuance costs paid	98,802	—
Net cash provided by financing activities	242,015	788,250
Net increase (decrease) in cash, cash equivalents and restricted cash	49,651	486,182
Cash, cash equivalents and restricted cash, beginning of period	437,391	123,941
Cash, cash equivalents and restricted cash, end of period	$487,042	$610,123
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$364	$—
Debt issuance costs included in accounts payable or accrued expenses	$506	$—
Proceeds from employee stock option exercises in other receivables	$823	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business and Basis of Presentation

Dyne Therapeutics, Inc. (the “Company”) is a clinical-stage neuromuscular disease company focused on delivering functional improvement for people living with genetically driven neuromuscular diseases. The Company was incorporated in Delaware on December 1, 2017 and has a principal place of business in Waltham, Massachusetts.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities, and its initial borrowing under its Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"). The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the issuance of these condensed consolidated financial statements.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on February 27, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Options to purchase common stock	8,642,053	8,363,280
Unvested restricted stock units	2,741,350	2,828,836
Total	11,383,403	11,192,116

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company is currently evaluating the provisions of the new law and the potential effects on the Company's financial position, results of operations, and cash flows.

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

Cash, cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$485,040	$435,449
Restricted cash	2,002	1,942
Total	$487,042	$437,391

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of June 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	5,682	4	—	5,686
Corporate debt securities	165,115	208	(29)	165,294
Certificates of deposit	9,221	3	(1)	9,223
U.S. treasury notes	18,615	67	—	18,682
Total	$198,633	$282	$(30)	$198,885

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	14,203	8	—	14,211
Corporate debt securities	162,078	131	(114)	162,095
Certificates of deposit	9,369	4	(1)	9,372
U.S. treasury notes	21,163	7	(29)	21,141
Total	$206,813	$150	$(144)	$206,819

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$194,133	$—	$—	$194,133
Corporate debt securities	—	400	—	400
Marketable securities
Commercial paper	—	5,686	—	5,686
Corporate debt securities	—	165,294	—	165,294
Certificates of deposit	—	9,223	—	9,223
U.S. treasury notes	18,682	—	—	18,682
Total	$212,815	$180,603	$—	$393,418

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$3,535	$—	$—	$3,535
Marketable securities
Commercial Paper	—	14,211	—	14,211
Corporate debt securities	—	162,095	—	162,095
Certificates of deposit	—	9,372	—	9,372
U.S. treasury notes	21,141	—	—	21,141
Total	$24,676	$185,678	$—	$210,354

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	June 30, 2025
Maturing in one year or less	$111,828
Maturing after one year through two years	87,057
Maturing after two years	—
Total	$198,885

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$10,897	$9,197
Office and computer equipment	2,456	2,355
Construction in process	—	619
Property and equipment—at cost	13,353	12,171
Less accumulated depreciation and amortization	(7,678)	(6,773)
Property and equipment—net	$5,675	$5,398

Depreciation expense for the three and six months ended June 30, 2025 was $0.5 million and $1.0 million, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $0.4 million and $0.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Payroll and benefits	$8,513	$13,095
Consulting services	1,224	1,608
Legal services	1,409	742
Research and development	11,225	15,401
Interest	83	—
Total	$22,454	$30,846

7. Long-Term Debt

On June 27, 2025 (the “Closing Date”), the Company entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches (the “Term Loans”), available as follows: (i) an initial term loan tranche funded on the Closing Date in aggregate principal amount of $100.0 million (the “Initial Tranche”); (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, three additional term loan tranches totaling up to $115.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $60.0 million.

All unpaid principal and accrued and unpaid interest with respect to the Term Loans is due and payable in full on July 1, 2030 (the “Maturity Date”). The outstanding principal balance of the Term Loans bears interest at a floating interest rate per annum equal to the Wall Street Journal prime rate, subject to a floor of 7.50%, plus 2.45%. Accrued interest on the outstanding Term Loans is payable monthly. The Company may make payments of interest only until July 1, 2028, which interest only period may be extended until the Maturity Date upon the achievement of specified clinical, regulatory and commercial milestones. At the end of the interest only period, the Company is required to begin repayment of the outstanding principal of the Term Loans in equal monthly installments (or, in a single installment, if the interest-only period has been extended to the Maturity Date).

As collateral for the obligations under the Loan Agreement, the Company has granted to the Agent, for the benefit of the Lenders, a first-priority security interest in substantially all of its property, inclusive of intellectual property, subject to customary permitted liens and other exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant (the “Minimum Cash Covenant”) requiring the Company to maintain specified levels of cash in accounts subject to a control agreement in favor of the Agent (“Qualified Cash”) during the period commencing on April 1, 2026 (or January 1, 2027 if the Company has raised at least $350.0 million of cumulative net cash proceeds between June 4, 2025 and December 15, 2026 from the issuance of equity or indebtedness or payments under certain royalty or license transactions). The Minimum Cash Covenant will initially be set at 60% of the then outstanding principal balance of the Term Loans, is subject to adjustment and will not be tested at any time when the Company’s market capitalization is greater than $1.65 billion. The Company is also required to maintain minimum net product revenue from the sale of DYNE-101 and DYNE-251 starting nine months after U.S. Food and Drug Administration approval of DYNE-101 or DYNE-251 (the “Minimum Revenue Covenant”) if the outstanding principal balance of the Term Loans exceed $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of the Company’s outstanding obligations under the Loan Agreement or (ii) the Company’s market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of the Company’ outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit the ability of the Company, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends and sell assets, subject in each case to certain exceptions.

Upon the occurrence of an event of default, including the failure by the Company to comply with the covenants under the Loan Agreement or the occurrence of a material adverse effect on the business, operations, properties, assets or financial condition of the Company, in each case subject to certain exceptions, and subject to any specified cure periods, all amounts owed by the Company under the Loan Agreement may be declared immediately due and payable by the Agent, and the Agent may foreclose on collateral.

The Loan Agreement requires the Company to pay closing fees, prepayment penalties and an end-of-term charge equal to 5.5% of the amount of Term Loans borrowed, which amount is due at the earlier of prepayment or the Maturity Date. A prepayment penalty applies to any prepayment of the Term Loans prior to the Maturity Date equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs on or prior to the first anniversary of the Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs after the first anniversary and on or prior to the second anniversary of the Closing Date, and (iii) 0.75% of the principal amount prepaid if the prepayment occurs after the second anniversary through the day before the Maturity Date.

The Company recorded debt discount and debt issuance costs of $1.2 million upon closing of the Loan Agreement. The Company is accruing the end-of-term charge on its condensed consolidated balance sheet.

Unamortized debt discount and issuance costs were recorded as a reduction of the carrying amount on the Term Loans and are amortized as interest expense using the effective-interest method. In addition, debt issuance costs of $0.5 million were recorded in restricted cash and other assets as of June 30, 2025.

As of June 30, 2025, the carrying value of the Term Loans approximates its fair value.

The obligations under the Term Loans as of June 30, 2025 consisted of the following (in thousands):

June 30,
2025
Principal term loan balance	$100,000
Unamortized debt discount and issuance costs	(1,196)
Accrued end of term fee	9
Long-term debt, net	$98,813

The annual principal payments due under the Term Loans as of June 30, 2025 were as follows:

Year ending December 31,	(in thousands)
2025	$—
2026	—
2027	—
2028	22,229
2029	47,863
2030	29,908
Total	$100,000

The table of future principal payments excludes the end-of-term charge of 5.5% of the principal amount of the Term Loans borrowed, which is due upon the maturity of the Term Loans.

8. Stockholders' Equity

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

During the six months ended June 30, 2025, the Company issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $13.60 per share.

Atlas Venture and related affiliated entities were beneficial owners of approximately 8.0% of the Company's outstanding common stock as of June 30, 2025. The chairman of the Company's board of directors is a partner at Atlas Venture. On January 27, 2025, the Company issued and sold 1,111,111 shares of common stock through its at-the-market offering program that Atlas Venture and related affiliated entities purchased at a purchase price of $13.50 per share for aggregate gross proceeds of $15.0 million. The shares were purchased at the prevailing market price.

2020 Stock Incentive Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan, (the "2020 Plan"), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Stock Incentive Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2025, 5,115,931 shares were added to the shares reserved for issuance under the 2020 Plan in the fifth of these annual increases.

As of June 30, 2025, 7,262,817 shares remained available for future issuance under the 2020 Plan.

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

As of June 30, 2025, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

2024 Inducement Stock Incentive Plan

In March 2024, the Company's board of directors adopted the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). The 2024 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 900,000 shares of Common Stock (subject to adjustment as provided in the 2024 Inducement Plan). Awards under the 2024 Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In February 2025, the Company's board of directors approved an additional 1,000,000 shares for issuance under the 2024 Inducement Plan.

During the three months ended June 30, 2025, the Company granted inducement equity awards to three new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 330,200 shares of the Company’s common stock and RSUs with respect to an aggregate of 101,900 shares of the Company’s common stock. As of June 30, 2025, 440,447 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Six Months Ended June 30,
	2025	2024
Expected volatility	66%	66%
Risk-free interest rate	3.91% — 4.52%	3.98% — 4.65%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2025 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	8,681,473	$19.47	7.3	$61,021
Granted	1,483,400	10.88
Exercised	(578,292)	5.85
Canceled	(944,528)	17.32
Outstanding as of June 30, 2025	8,642,053	$19.12	7.6	$3,910
Options exercisable as of June 30, 2025	3,507,476	$15.33	5.9	$3,052
Options vested or expected to vest as of June 30, 2025	8,642,053	$19.12	7.6	$3,910

The intrinsic value of options exercised for the six months ended June 30, 2025 and 2024 totaled $3.8 million and $45.4 million, respectively. The weighted-average grant date fair value of the options granted during the six months ended June 30, 2025 and 2024 was $6.85 per share and $17.04 per share, respectively. As of June 30, 2025 there was $63.5 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.9 years.

Effective January 2025, the Company entered into a consulting agreement with its former chief medical officer resulting in the modification of previously issued stock option awards. The modification resulted in $0.9 million of additional stock-based compensation expense, all of which was recognized during the three months ended March 31, 2025. The expense was recorded within research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Based on the terms of the consulting agreement, options to purchase 58,659 shares of common stock were forfeited in January 2025.

Effective April 2025, the Company entered into a consulting agreement with its former senior vice president of finance and administration resulting in the modification of previously issued stock option awards. The modification resulted in $0.1 million of additional stock-based compensation expense, all of which was recognized during the three months ended June 30, 2025. The expense was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Based on the terms of the consulting agreement, options to purchase 88,508 shares of common stock were forfeited in April 2025.

Restricted stock units

An RSU represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of June 30, 2025, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the six months ended June 30, 2025 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2025	3,722,024	$20.49
Granted	392,800	10.70
Vested	(781,530)	15.12
Forfeited	(591,944)	17.49
Issued and unvested as of June 30, 2025	2,741,350	$21.24

The fair value of RSUs vested during the six months ended June 30, 2025 and 2024 totaled $9.7 million and $17.3 million, respectively. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2024 was $26.84 per share. As of June 30, 2025, there was $52.2 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years.

Effective January 2025, the Company entered into a consulting agreement with its former chief medical officer resulting in the modification of previously issued RSU awards. The modification resulted in the recognition of $0.3 million of additional stock-based compensation expense, all of which was recognized during the three months ended March 31, 2025. The expense was recorded within research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Based on the terms of the consulting agreement, 76,662 RSUs were forfeited in January 2025.

Effective April 2025, the Company entered into a consulting agreement with its former senior vice president of finance and administration resulting in the modification of previously issued RSU awards. The modification resulted in the recognition of $0.2 million of additional stock-based compensation expense, all of which was recognized during the three months ended June 30, 2025. The expense was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Based on the terms of the consulting agreement, 65,350 RSUs were forfeited in April 2025.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$5,646	$3,984	$13,837	$7,802
General and administrative	4,877	2,752	9,706	18,840
Total	$10,523	$6,736	$23,543	$26,642

9. Segment Reporting

The Company’s segment determination is based on the financial results that are regularly evaluated by the Company’s chief operating decision maker ("CODM") to determine resource allocation and assess performance. The Company's CODM is its chief executive officer. The Company has one operating and one reportable segment. Net long-lived assets are all physically located in the United States and the total assets of the segment equal the total assets presented on the condensed consolidated balance sheet. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment. A summary of the significant segment expenses reported to the CODM are shown below for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating Expenses
DYNE-101 (DM1)	$34,677	$13,708	$80,111	$22,125
DYNE-251 (DMD)	29,525	21,673	51,238	33,656
Platform and external research and development	7,425	6,122	15,040	10,182
Personnel related	19,510	13,613	40,212	29,366
Stock-based compensation	10,523	6,736	23,543	26,642
Facility-related and other	7,418	5,616	14,330	10,511
Professional and consulting fees	6,713	4,494	13,689	8,637
Interest income	(6,625)	(7,052)	(13,725)	(10,054)
Interest expense	94	—	94	—
Other expense (income), net	1,597	192	1,687	(314)
Net loss	$110,857	$65,102	$226,219	$130,751

10. Subsequent Events

In July 2025, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 27,878,788 shares of the Company's common stock. The Company estimates that the net proceeds from the offering were approximately $215.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Overview

We are a clinical-stage company focused on delivering functional improvement for people living with genetically driven neuromuscular diseases. Leveraging the modularity of our FORCE platform, we are developing targeted therapeutics that are designed to overcome limitations in delivery to muscle tissue and the central nervous system, or CNS. Our proprietary FORCE platform therapeutics consist of a payload that we rationally design to target the genetic basis of the disease we are seeking to treat, a linker and an antigen-binding fragment, or Fab, that we attach to the payload using the linker. With our FORCE platform, we have the flexibility to deploy different classes of payloads (such as oligonucleotides and enzymes) with specific mechanisms of action that modify target functions. We leverage this modularity to focus on neuromuscular diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

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

Our product candidate DYNE-101 is being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial consisting of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, a 96-week long-term extension, and a registrational expansion cohort. The primary endpoints of the MAD portion of the trial were safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing as measured by the composite alternative splicing index, or CASI-22, video hand opening time, or vHOT, as well as multiple other measures of muscle strength and function and patient-reported outcomes, including the Myotonic Dystrophy Health Index. In the MAD portion of the ACHIEVE trial, patients were randomized to receive DYNE-101 or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts were dosed from 1.8 mg/kg to 6.8 mg/kg (approximate ASO dose). Following the MAD placebo-controlled period, patients transition to DYNE-101 treatment in the OLE portion of the trial and in the long-term extension. In January 2025, we announced the completion of the MAD portion of the trial.

We participated in a Type C meeting with the U.S. Food and Drug Administration, or FDA, in May 2025 and discussed the path to regulatory approval, including U.S. Accelerated Approval, for DYNE-101 in DM1. As a result of the meeting, we submitted a revised protocol for review by the FDA in June 2025 for the registrational expansion cohort of the ACHIEVE trial. The primary endpoint in the revised protocol for the registrational expansion cohort is change from baseline in middle finger myotonia as measured by vHOT at 6 months compared to placebo, which is intended to serve as an intermediate clinical endpoint for U.S. Accelerated Approval. Secondary endpoints include change from baseline in splicing as measured by CASI-22, muscle strength as assessed by Quantitative Muscle Testing, or QMT, performance on both the 10-Meter Walk/Run Test, or 10MWR, and 5 Times Sit to Stand Test, or 5xSTS, and the Myotonic Dystrophy Health Index, or MDHI, patient reported outcome measure, all at 6 months compared to placebo. We intend that the data from the registrational expansion cohort and the already enrolled patients in the MAD and ongoing long-term extension portions of the ACHIEVE trial will support a potential submission for U.S. Accelerated Approval.

The registrational expansion cohort is expected to enroll 60 patients at the 6.8 mg/kg once every eight weeks, or Q8W, dose cohort. The registrational expansion cohort has been initiated and full enrollment is planned for the fourth quarter of 2025, with data from this cohort planned for mid-2026 and potential submission for U.S. Accelerated Approval planned for late 2026. We continue to advance preparations for a Phase 3 clinical trial of DYNE-101 and plan to initiate the trial in the first quarter of 2026. We continue to pursue approval pathways for DYNE-101 outside of the U.S.

In June 2025, the FDA granted Breakthrough Therapy Designation to DYNE-101 for the treatment of DM1.

Additionally, in June 2025, we reported positive long-term efficacy and safety data from adult DM1 patients enrolled in the MAD portion of the ACHIEVE trial, including data from the 6.8 mg/kg Q8W cohort (n=6) at up to 12 months. At the 6.8 mg/kg Q8W dose, DYNE-101 demonstrated robust and sustained improvement in myotonia as measured by vHOT as well as sustained improvements across multiple other endpoints. We believe these data support improvement in vHOT as an early indicator of clinical benefit with DYNE-101 in DM1 and its potential as an intermediate clinical endpoint for U.S. Accelerated Approval. Treatment with DYNE-101 led to an improvement in vHOT of 3.3 seconds as compared to placebo at 6 months, and new data demonstrated that mean improvements at 6 months were sustained at 12 months for vHOT, 10MWR, 5xSTS, MDHI, and QMT, which demonstrated a 10% improvement in strength at 6 months, increasing to 20% at 12 months relative to baseline.

In June 2025, we also reported updated safety and tolerability data from the 56 patients enrolled through the 6.8 mg/kg Q8W cohort of the ACHIEVE trial. As of the data cutoff date of April 23, 2025, DYNE-101 demonstrated a favorable safety profile. Additionally, the majority of treatment-emergent adverse events were mild or moderate, and no related serious treatment-emergent adverse events were identified. In addition, no participants demonstrated persistent related anemia, and no clinically meaningful changes were observed in kidney or liver parameters. Also, no participants demonstrated kidney injury. Liver enzyme elevations were observed in a minority of participants, with no impact on liver function. Interpretation of the elevated liver enzyme levels was complicated by underlying liver disease and elevated baseline values up to approximately 2.5 times greater than the upper limit of normal.

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

In the MAD portion of the DELIVER trial, patients were randomized to receive DYNE-251 or placebo every four or eight weeks intravenously for 24 weeks, depending on cohort. Patients cohorts were dosed from 0.7 mg/kg to 20 mg/kg (approximate phosphorodiamidate morpholino oligomer, or PMO dose). Following the placebo-controlled period, patients transitioned to DYNE-251 treatment in the open-label portion of the trial and in the long-term extension.

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

We completed enrollment of the 20 mg/kg Q4W (approximate PMO dose) registrational expansion cohort of 32 participants as part of the DELIVER trial in the first quarter of 2025 and are planning for data from this cohort in late 2025 and potential submission for U.S. Accelerated Approval in early 2026. We continue to pursue accelerated approval in the U.S. based on dystrophin as a surrogate endpoint. We continue to pursue approval pathways for DYNE-251 outside of the U.S.

In June 2024 and June 2025, we announced new preclinical data for DYNE-302, our product candidate for FSHD, that demonstrated robust and durable DUX4 suppression and functional benefit in a mouse model. We generated these data using an innovative hTfR1/iFLExD mouse model we developed that expresses the human transferrin 1 receptor, or TfR1, and enables tunable DUX4 induction in skeletal muscle. In hTfR1/iFLExD mice, a single intravenous dose of DYNE-302 resulted in dose-dependent and robust reduction of the DUX4 transcriptome that lasted up to three months, with benefit on muscle structure. DYNE-302 also demonstrated prevention as well as reversal of muscle weakness. We are progressing DYNE-302 through IND/CTA-enabling studies.

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

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities and our initial borrowing under our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the six months ended June 30, 2025 and 2024, we reported net losses of $226.2 million and $130.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1.2 billion.

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

We believe that our existing cash, cash equivalents and marketable securities, which includes the initial term loan tranche of $100.0 million that we borrowed under our Loan Agreement with Hercules in June 2025, as well as the net proceeds from our follow-on public offering completed in July 2025, which we refer to as the July 2025 offering, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2027. Based on our current plans and anticipated timelines and assuming positive data results from the Registrational Expansion Cohorts of our ACHIEVE and DELIVER clinical trials and assuming no additional testing is required by the FDA, we estimate that these cash resources would be sufficient to enable us to obtain data from the Registrational Expansion Cohorts of our ACHIEVE and DELIVER clinical trials, submit applications for marketing approval to the FDA for DYNE-251 in DMD and DYNE-101 in DM1 using the Accelerated Approval pathway and obtain a decision from the FDA with respect to the application for marketing approval for DYNE-251 and, if approved, commercially launch DYNE-251 in the United States.

We have based our estimates as to how long we expect we will be able to fund our operations, debt service obligations and capital expenditure requirements on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and capital resources” below. These estimates do not give effect to any additional funding tranches we may obtain access to under our Loan Agreement with Hercules, subject to the achievement of specified clinical, regulatory and commercial milestones, and do not give effect to any revenue we may generate on commercial sales of any products for which we obtain regulatory approval.

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

Components of our results of operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products at least until 2027, if at all. If our development efforts are successful and we commercialize products, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, as well as upfront, milestone and royalty payments from such collaboration or license agreements, or a combination thereof.

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

Interest expense

Interest expense consists of amortization of debt issuance costs and discount and interest expense under the Loan Agreement with Hercules.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$99,236	$62,263	$36,973
General and administrative	16,555	9,699	6,856
Total operating expenses	115,791	71,962	43,829
Loss from operations	(115,791)	(71,962)	(43,829)
Other income (expense):
Interest income	6,625	7,052	(427)
Interest expense	(94)	—	(94)
Other income (expense), net	(1,597)	(192)	(1,405)
Total other income (expense), net	4,934	6,860	(1,926)
Net loss	$(110,857)	$(65,102)	$(45,755)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$34,677	$13,708	$20,969
DYNE-251 (DMD)	29,525	21,673	7,852
Unallocated research and development expenses:
Platform and external research and development	7,425	6,122	1,303
Personnel related (including stock-based compensation)	20,804	15,499	5,305
Facility-related and other	6,805	5,261	1,544
Total research and development expenses	$99,236	$62,263	$36,973

Expenses related to DYNE-101 increased in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was attributable to higher manufacturing activity in the three months ended June 30, 2025 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the registrational expansion cohort of the ACHIEVE trial. Expenses related to DYNE-251 increased in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was attributable to higher manufacturing activity in the three months ended June 30, 2025 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the registrational expansion cohort of the DELIVER trial.

The increase in platform and external research and development expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Personnel-related	$4,352	$2,098	$2,254
Stock-based compensation expense	4,877	2,752	2,125
Professional and consulting fees	5,094	3,290	1,804
Facility-related and other	2,232	1,559	673
Total general and administrative expenses	$16,555	$9,699	$6,856

The increase in personnel-related and stock-based compensation expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due to increased headcount in our general and administrative function. Professional and consulting fees increased due to the higher consulting costs to support the growth of the organization in the three months ended June 30, 2025. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the three months ended June 30, 2025.

Interest income

Interest income for the three months ended June 30, 2025 and 2024 was $6.6 million and $7.1 million, respectively, due to interest earned on invested cash balances. The decrease in interest income was due to an overall decrease in interest rates in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Interest expense

Interest expense for the three months ended June 30, 2025 was $0.1 million due to our entry into the Loan Agreement with Hercules in June 2025. No interest expense was incurred in the three months ended June 30, 2024.

Other income (expense), net

Other expense for the three months ended June 30, 2025 and 2024 was $1.6 million and $0.2 million, respectively, due to realized foreign currency losses.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$205,683	$106,802	$98,881
General and administrative	32,480	34,317	(1,837)
Total operating expenses	238,163	141,119	97,044
Loss from operations	(238,163)	(141,119)	(97,044)
Other income (expense):
Interest income	13,725	10,054	3,671
Interest expense	(94)	—	(94)
Other income (expense), net	(1,687)	314	(2,001)
Total other income (expense), net	11,944	10,368	1,576
Net loss	$(226,219)	$(130,751)	$(95,468)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
DYNE-101 (DM1)	$80,111	$22,125	$57,986
DYNE-251 (DMD)	51,238	33,656	17,582
Unallocated research and development expenses:
Platform and external research and development	15,040	10,182	4,858
Personnel related (including stock-based compensation)	45,892	31,509	14,383
Facility related and other	13,402	9,330	4,072
Total research and development expenses	$205,683	$106,802	$98,881

Expenses related to DYNE-101 increased in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was attributable to higher manufacturing activity in the six months ended June 30, 2025 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the registrational expansion cohort of the ACHIEVE trial. Expenses related to DYNE-251 increased in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was attributable to higher manufacturing activity in the six months ended June 30, 2025 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the registrational expansion cohort of the DELIVER trial.

The increase in platform and external research and development expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Personnel-related	$8,157	$5,659	$2,498
Stock-based compensation expense	9,706	18,840	(9,134)
Professional and consulting fees	10,757	6,948	3,809
Facility-related and other	3,860	2,870	990
Total general and administrative expenses	$32,480	$34,317	$(1,837)

The increase in personnel-related expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to increased headcount in our general and administrative function. The decrease in stock-based compensation expense in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily the result of entering into separation and consulting agreements with our former chief executive officer in March 2024, resulting in the acceleration of vesting and modification of previously granted awards. Professional and consulting fees increased due to the higher consulting costs to support the growth of the organization in the six months ended June 30, 2025. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the six months ended June 30, 2025.

Interest income

Interest income for the six months ended June 30, 2025 and 2024 was $13.7 million and $10.1 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance throughout the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Interest expense

Interest expense for the six months ended June 30, 2025 was $0.1 million due to our entry into the Loan Agreement with Hercules in June 2025. No interest expense was incurred in the six months ended June 30, 2024.

Other income (expense), net

Other expense for the six months ended June 30, 2025 was $1.6 million due to net foreign currency losses. Other income for the six months ended June 30, 2024 was $0.3 million due to net foreign currency gains.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates at least until 2027, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities and our initial borrowing under the Loan Agreement with Hercules. As of June 30, 2025 we had cash, cash equivalents and marketable securities of $683.9 million.

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

During the six months ended June 30, 2025, we issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by us. We sold such shares at a weighted average price of $13.60 per share.

In June 2025, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, three additional term loan tranches totaling up to $115.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $60.0 million. On June 27, 2025, we received net proceeds of $98.8 million from the initial term loan tranche, after deducting debt issuance costs payable by us. Refer to Note 7, “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for a discussion of the Loan Agreement with Hercules.

In July 2025, we completed the July 2025 offering, pursuant to which we issued and sold 27,878,788 shares of our common stock. We estimate that the net proceeds from the offering were approximately $215.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(200,596)	$(133,405)
Net cash provided by (used in) investing activities	8,232	(168,663)
Net cash provided by financing activities	242,015	788,250
Net increase (decrease) in cash, cash equivalents and restricted cash	$49,651	$486,182

Operating activities

During the six months ended June 30, 2025, operating activities used $200.6 million of cash, due to our net loss of $226.2 million, partially offset by non-cash charges of $23.6 million and changes in our operating assets and liabilities of $2.0 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $2.8 million decrease in prepaid expenses and other current assets, partially offset by a $0.8 million decrease in accounts payable and other liabilities. During the six months ended June 30, 2024, operating activities used $133.4 million of cash, due to our net loss of $130.8 million and net cash used by changes in our operating assets and liabilities of $28.6 million, partially offset by non-cash charges of $25.9 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $21.4 million decrease in accounts payable and other liabilities and a $7.2 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the six months ended June 30, 2025, net cash provided by investing activities was $8.2 million due to maturities of marketable securities of $107.7 million and sales of marketable securities of $8.5 million, partially offset by purchases of marketable securities of $106.9 and purchases of property and equipment of $1.0 million. During the six months ended June 30, 2024, net cash used in investing activities was $168.7 million due to purchases of marketable securities of $207.7 million and purchases of property and equipment of $1.0 million, partially offset by maturities of marketable securities of $40.1 million.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities was $242.0 million, consisting of $140.6 million in aggregate net proceeds from sales of common stock under our at-the-market offering program, $98.8 million in net proceeds from the initial term loan tranche under the Loan Agreement with Hercules and $2.6 million in proceeds received from stock option exercises. During the six months ended June 30, 2024, net cash provided by financing activities was $788.3 million, consisting of $675.2 million in aggregate net proceeds from sales in our public offerings in January 2024 and May 2024, $97.9 million in aggregate net proceeds from sales of our common stock under our at-the-market offering program and $15.2 million in net proceeds received from stock option exercises.

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

We believe that our existing cash, cash equivalents and marketable securities, which includes the initial term loan tranche of $100.0 million that we borrowed under our Loan Agreement with Hercules in June 2025, as well as the net proceeds from the July 2025 offering, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2027. Based on our current plans and anticipated timelines and assuming positive data results from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials and assuming no additional testing is required by the FDA, we estimate that these cash resources would be sufficient to enable us to obtain data from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials, submit applications for marketing approval to the FDA for DYNE-251 in DMD and DYNE-101 in DM1 using the Accelerated Approval pathway and obtain a decision from the FDA with respect to the application for marketing approval for DYNE-251 and, if approved, commercially launch DYNE-251 in the United States. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2025, there have been no material changes in our market risk or how our market risk is managed from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $226.2 million and $130.8 million for the six months ended June 30, 2025 and 2024, respectively and $317.4 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $1.2 billion. To date, we have financed our operations with the proceeds raised from the sale of equity securities and our initial borrowing under the Loan Agreement with Hercules. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our product candidates are in varying stages of preclinical and clinical development. We have not completed clinical development of any product candidate, and we do not expect to have a product candidate ready for commercialization at least until 2027, if ever. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $683.9 million. In addition, in connection with our July 2025 offering, we estimate we received net proceeds of approximately $215.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

We believe that our existing cash, cash equivalents and marketable securities, which includes the initial term loan tranche of $100.0 million that we borrowed under our Loan Agreement with Hercules in June 2025, as well as the net proceeds from the July 2025 offering, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2027. Based on our current plans and anticipated timelines and assuming positive data results from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials and assuming no additional testing is required by the FDA, we estimate that these cash resources would be sufficient to enable us to obtain data from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials, submit applications for marketing approval to the FDA for DYNE-251 in DMD and DYNE-101 in DM1 using the Accelerated Approval pathway and obtain a decision from the FDA with respect to the application for marketing approval for DYNE-251 and, if approved, commercially launch DYNE-251 in the United States. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our operations. We cannot be certain that additional funding will be available on acceptable terms, when needed or at all. Other than the Loan Agreement with Hercules, we have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts, when needed or on terms acceptable to us, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates we may develop, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. We could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. For example, in June 2025, we entered into the Loan Agreement with Hercules providing for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, three additional term loan tranches totaling up to $115.0 million; and (iii) subject to approval by the lenders’ investment committee in their discretion, a final term loan tranche of up to $60.0 million. However, if we do not satisfy the specified clinical, regulatory and commercial milestones or the lenders do not otherwise approve additional borrowing, we may not have access to the remaining amounts under term loans. Other than the Loan Agreement with Hercules, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Any debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change taxable income. We completed a Section 382 study of transactions in our stock through January 25, 2021 and concluded that we have experienced ownership changes since inception that we believe under Sections 382 and 383 of the Code will result in limitation on our ability to use certain pre-change NOLs and credits. With additional stock issuances during 2024 and the first and third quarters of 2025, the Company continues to analyze the impacts of Section 382. In the future, we may experience additional ownership changes as a result of equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Risks related to our indebtedness

Our Loan Agreement contains restrictive and financial covenants that may limit our operating flexibility.

On June 27, 2025, we entered into the Loan Agreement with Hercules providing for term loans in an aggregate principal amount of up to $275.0 million available as follows: (i) an initial term loan tranche funded on June 27, 2025 in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, three additional term loan tranches totaling up to $115.0 million; and (iii) subject to approval by the lenders’ investment committee in their discretion, a final term loan tranche of up to $60.0 million. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of our property, inclusive of intellectual property, subject to customary permitted liens and other exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant, which we refer to as the Minimum Cash Covenant, requiring that we maintain specified levels of cash in accounts subject to a control agreement in favor of Hercules as the agent for the Loan Agreement, or the Qualified Cash, during the period commencing on April 1, 2026 (or January 1, 2027 if we have raised at least $350.0 million of cumulative net cash proceeds between June 4, 2025 and December 15, 2026 from the issuance of equity or indebtedness or payments under certain royalty or license transactions). The Minimum Cash Covenant will initially be set at 60% of the then outstanding obligations under the Loan Agreement, is subject to adjustment and will not be tested at any time when our market capitalization is greater than $1.65 billion. We are also required to maintain minimum net product revenue from the sale of DYNE-101 and DYNE-251 starting nine months after FDA approval of DYNE-101 or DYNE-251, which we refer to as the Minimum Revenue Covenant, if the outstanding obligations under the Loan Agreement exceeds $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of our outstanding obligations under the Loan Agreement or (ii) our market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of our outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends and sell assets, subject in each case to certain exceptions. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement, the terms of such additional indebtedness could further restrict our operating and financial flexibility.

We may not be able to generate sufficient cash flow or sales to meet the Minimum Cash Covenant or the Minimum Revenue Covenant or pay the outstanding obligations under the Loan Agreement when due. Furthermore, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the Loan Agreement. In the event of a liquidation of our business, we would be required to repay all outstanding obligations under the Loan Agreement prior to the distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including the lenders under our Loan Agreement with Hercules, were first repaid in full.

Our failure to comply with the covenants or other terms of the Loan Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect our business.

We may be required to repay the outstanding indebtedness under the Loan Agreement if an event of default occurs under the Loan Agreement or, if applicable, any future debt facility. The Loan Agreement includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement and cross acceleration. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Risks related to discovery and development

Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We do not expect to complete the commercialization of any product candidate at least until 2027, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We have focused our efforts to date on developing our platform, identifying our programs and conducting the clinical development of our product candidates. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed clinical development of any product candidate. Our ability to generate product revenue, which we do not expect will occur until at least 2027, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025 on diversity, equity and inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act, or APA. The U.S. District Court for the District of Columbia ordered the restoration of many of these webpages. As of July 22, 2025, the draft DAP guidance had not been restored to the FDA’s website. Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own forty-four issued U.S. patents and four granted foreign patents, and exclusively license three issued

U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency, such as the FDA, acted within its statutory authority under the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies' ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

On appeal, the U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA's actions. On January 16, 2025, the district court in Texas agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit.

The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the United Kingdom left the European Union prior to the date on which the European Clinical Trials Regulation took effect, the United Kingdom’s legal framework did not benefit from the same revisions as occurred in the European Union.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published in April 2023 and the European Parliament has requested several amendments. In June 2025, after almost two years of negotiations among the European Union Member States, the Council of the European Union adopted its position on the proposed overhaul of the European Union general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

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

If any product candidate we may develop is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the sponsor may apply for FDA breakthrough designation or a regenerative medicine advanced therapy, or RMAT, designation. In June 2025, the FDA granted Breakthrough Therapy Designation to DYNE-101 for the treatment of DM1. However, neither a breakthrough designation nor an RMAT designation ensures that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive breakthrough or RMAT designation for any product candidates we may develop, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw breakthrough or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Neither breakthrough nor RMAT designation alone guarantees qualification for the FDA’s priority review procedures.

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

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10 to 12 months to 1 to 2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A number of states have submitted Section 804 Importation Program proposals to the FDA with the goal of obtaining authority to import drugs from Canada, subject to conditions. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain initial feedback from the FDA prior to formally submitting their Section 804 importation program proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.

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

Specifically, with respect to price negotiations, the U.S. Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it did not originally apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act, or the OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the Trump administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement.

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

Further, on May 12, 2025, President Trump issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

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

Changes in and uncertainty surrounding United States trade policy could have a material adverse impact on our business, financial condition and results of operations.

This past spring the Trump administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the U.S. that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.

Currently, the 10% baseline reciprocal tariff announced in April 2025 remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025, for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

As of June 30, 2025, we had 206 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 12.9% of our common stock as of June 30, 2025. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Loan Agreement with Hercules preclude us from paying dividends without the lender's consent or at all. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of July 25, 2025, we had 142,263,740 shares of common stock outstanding.

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities and cash tax obligations. For example, the IRA was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, and in particular imposes a 1% excise tax on certain stock repurchases by publicly traded corporations. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and additional tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to such legislation.

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reforms, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's executive order 14210, “Implementing the

President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Free Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA’s RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include executive order 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; executive order 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and executive order 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments or others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

10.1*+^

Loan and Security Agreement, dated as of June 27, 2025, by and among the Company, Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for the lenders, and the lenders party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, has been formatted in Inline XBRL.

* Filed herewith.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

^ Corrected version of exhibit previously filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 30, 2025.

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

DYNE THERAPEUTICS, INC.

Date: July 28, 2025	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2025	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)