Form 10-Q
period 2025-09-30
Dyne Therapeutics, Inc.
filed 2025-11-05
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 142,824,687 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risk and uncertainties. All statements other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$573,610	$435,449
Marketable securities	218,277	206,819
Prepaid expenses and other current assets	14,376	17,011
Total current assets	806,263	659,279
Property and equipment, net	23,972	5,398
Right-of-use assets	21,818	24,615
Restricted cash and other assets	15,006	1,942
Total assets	$867,059	$691,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	12,061	6,562
Accrued expenses and other current liabilities	42,749	30,846
Lease liabilities	5,039	4,850
Total current liabilities	59,849	42,258
Long-term debt, net	99,147	—
Lease liabilities, net of current portion	16,280	19,138
Total liabilities	175,276	61,396
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 142,613,248 and 102,318,629 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	14	10
Additional paid-in capital	1,975,460	1,579,750
Accumulated other comprehensive loss	496	6
Accumulated deficit	(1,284,187)	(949,928)
Total stockholders’ equity	691,783	629,838
Total liabilities and stockholders’ equity	$867,059	$691,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$97,219	$92,800	$302,902	$199,601
General and administrative	16,673	12,859	49,153	47,177
Total operating expenses	113,892	105,659	352,055	246,778
Loss from operations	(113,892)	(105,569)	(352,055)	(246,778)
Other income (expense):
Interest income	8,476	9,276	22,202	19,330
Interest expense	(2,904)	—	(2,998)	—
Other income (expense), net	279	(742)	(1,408)	(428)
Total other income (expense), net	5,851	8,534	17,796	18,902
Net loss	$(108,041)	$(97,125)	$(334,259)	$(227,876)
Net loss per share—basic and diluted	$(0.76)	$(0.96)	$(2.74)	$(2.49)
Weighted average common shares outstanding, basic and diluted	141,810,881	100,882,042	121,980,400	91,511,621
Comprehensive loss:
Net loss	$(108,041)	$(97,125)	$(334,259)	$(227,876)
Other comprehensive loss:
Unrealized gains on marketable securities, net	244	718	490	478
Comprehensive loss	$(107,797)	$(96,407)	$(333,769)	$(227,398)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2025	102,318,629	$10	$1,579,750	$6	$(949,928)	$629,838
Issuance of common stock in at-the-market offering, net of issuance costs of $4.4 million	10,660,159	1	140,652	—	—	140,653
Exercise of stock options	89,835	—	588	—	—	588
Stock-based compensation	—	—	13,020	—	—	13,020
Vesting of restricted stock units	565,159	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	235	—	235
Net loss	—	—	—	—	(115,361)	(115,361)
Balance at March 31, 2025	113,633,782	$11	$1,734,010	$241	$(1,065,289)	$668,973
Exercise of stock options	488,457	—	2,795	—	—	2,795
Stock-based compensation	—	—	10,523	—	—	10,523
Vesting of restricted stock units	216,371	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(110,857)	(110,857)
Balance at June 30, 2025	114,338,610	$11	$1,747,328	$252	$(1,176,146)	$571,445
Issuance of common stock in public offering, net of issuance costs of $14.1 million	27,878,788	3	215,800	—	—	215,803
Exercise of stock options	151,492	—	1,250	—	—	1,250
Stock-based compensation	—	—	11,082	—	—	11,082
Vesting of restricted stock units	244,358	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	244	—	244
Net loss	—	—	—	—	(108,041)	(108,041)
Balance at September 30, 2025	142,613,248	$14	$1,975,460	$496	$(1,284,187)	$691,783

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2024	61,468,743	$6	$723,796	$—	$(632,510)	$91,292
Issuance of common stock in public offering, net of issuance costs of $21.3 million	19,722,500	2	323,849	—	—	323,851
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	1,858,791	—	10,916	—	—	10,916
Stock-based compensation	—	—	19,906	—	—	19,906
Vesting of restricted stock units	239,150	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(65,649)	(65,649)
Balance at March 31, 2024	87,089,649	$9	$1,176,337	$(132)	$(698,159)	$478,055
Issuance of common stock in public offering, net of issuance costs of $23.0 million	12,075,000	1	351,328	—	—	351,329
Exercise of stock options	564,904	—	4,283	—	—	4,283
Stock-based compensation	—	—	6,736	—	—	6,736
Vesting of restricted stock units	389,965	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(65,102)	(65,102)
Balance at June 30, 2024	100,119,518	$10	$1,538,684	$(240)	$(763,261)	$775,193
Exercise of stock options	1,388,613	—	18,009	—	—	18,009
Stock-based compensation	—	—	8,745	—	—	8,745
Vesting of restricted stock units	245,247	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	718	—	718
Net loss	—	—	—	—	(97,125)	(97,125)
Balance at September 30, 2024	101,753,378	$10	$1,565,438	$478	$(860,386)	$705,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(334,259)	$(227,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,625	35,387
Depreciation and amortization expense	1,528	1,223
Non-cash lease expense	128	434
Non-cash interest expense	62	—
Accretion of premium on marketable securities	(1,447)	(2,768)
Loss (gain) on sale of marketable securities	(14)	(26)
Loss (gain) on disposal of property and equipment	95	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,184	(6,442)
Other non-current assets	(12,991)	—
Accounts payable and other liabilities	17,714	(7,964)
Net cash used in operating activities	(291,375)	(208,034)
Cash flows from investing activities:
Purchases of property and equipment	(1,436)	(1,301)
Advance payment for long-lead equipment	(18,790)	—
Purchases of marketable securities	(153,823)	(264,729)
Maturities of marketable securities	135,847	76,215
Sales of marketable securities	8,469	1,749
Net cash used in investing activities	(29,733)	(188,066)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	215,803	675,180
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	140,653	97,871
Proceeds from exercise of stock options	4,633	33,208
Proceeds from issuance of long-term debt, net of issuance costs paid	98,802	—
Payment of debt issuance costs	(549)	—
Net cash provided by financing activities	459,342	806,259
Net increase (decrease) in cash, cash equivalents and restricted cash	138,234	410,159
Cash, cash equivalents and restricted cash, beginning of period	437,391	123,941
Cash, cash equivalents and restricted cash, end of period	$575,625	$534,100
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$—	$48
Cash paid for interest	1,824	—

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities, and its initial borrowing under its Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the issuance of these condensed consolidated financial statements.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on February 27, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Options to purchase common stock	9,649,402	7,743,732
Unvested restricted stock units	2,591,337	2,718,092
Total	12,240,739	10,461,824

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220-40) ("ASU 2024-03"). The amendments in this update require new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company is currently assessing the impact ASU 2024-03 will have on the condensed consolidated financial statements and disclosures.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.

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

Cash, cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$573,610	$435,449
Restricted cash	2,015	1,942
Total	$575,625	$437,391

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of September 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	9,244	9	—	9,253
Corporate debt securities	169,435	367	(4)	169,798
Certificates of deposit	15,720	10	—	15,730
U.S. treasury notes	23,382	114	—	23,496
Total	$217,781	$500	$(4)	$218,277

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	14,203	8	—	14,211
Corporate debt securities	162,078	131	(114)	162,095
Certificates of deposit	9,369	4	(1)	9,372
U.S. treasury notes	21,163	7	(29)	21,141
Total	$206,813	$150	$(144)	$206,819

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$179,870	$—	$—	$179,870
Marketable securities
Commercial paper	—	9,253	—	9,253
Corporate debt securities	—	169,798	—	169,798
Certificates of deposit	—	15,730	—	15,730
U.S. treasury notes	23,496	—	—	23,496
Total	$203,366	$194,781	$—	$398,147

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$3,535	$—	$—	$3,535
Marketable securities
Commercial Paper	—	14,211	—	14,211
Corporate debt securities	—	162,095	—	162,095
Certificates of deposit	—	9,372	—	9,372
U.S. treasury notes	21,141	—	—	21,141
Total	$24,676	$185,678	$—	$210,354

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	September 30, 2025
Maturing in one year or less	$147,397
Maturing after one year through two years	70,880
Maturing after two years	—
Total	$218,277

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$10,897	$9,197
Office and computer equipment	2,486	2,355
Construction in process	18,790	619
Property and equipment—at cost	32,173	12,171
Less accumulated depreciation and amortization	(8,201)	(6,773)
Property and equipment—net	$23,972	$5,398

As of September 30, 2025, the Company was deemed to be the owner, for accounting purposes, of $18.8 million of long-lead equipment to be utilized for future manufacturing at a contract manufacturing organization, or CMO, facility.

Depreciation expense for the three and nine months ended September 30, 2025 was $0.5 million and $1.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2024 was $0.4 million and $1.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Payroll and benefits	$13,178	$13,095
Consulting services	1,115	1,608
Legal services	709	742
Research and development	26,918	15,401
Interest	829	—
Total	$42,749	$30,846

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant (the “Minimum Cash Covenant”) requiring the Company to maintain specified levels of cash in accounts subject to a control agreement in favor of the Agent (“Qualified Cash”) during the period commencing on April 1, 2026 (or January 1, 2027 if the Company has raised at least $350.0 million of cumulative net cash proceeds between June 4, 2025 and December 15, 2026 from the issuance of equity or indebtedness or payments under certain royalty or license transactions). The Minimum Cash Covenant will initially be set at 60% of the then outstanding principal balance of the Term Loans, is subject to adjustment and will not be tested at any time when the Company’s market capitalization is greater than $1.65 billion. The Company is also required to maintain minimum net product revenue from the sale of z-basivarsen (also known as DYNE-101) and z-rostudirsen (also known as DYNE-251) starting nine months after U.S. Food and Drug Administration approval of z-basivarsen or z-rostudirsen (the “Minimum Revenue Covenant”) if the outstanding principal balance of the Term Loans exceed $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of the Company’s outstanding obligations under the Loan Agreement or (ii) the Company’s market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of the Company’s outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit the ability of the Company, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends and sell assets, subject in each case to certain exceptions.

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

Unamortized debt discount and issuance costs were recorded as a reduction of the carrying amount on the Term Loans and are amortized as interest expense using the effective-interest method. In addition, debt issuance costs of $0.5 million were recorded in restricted cash and other assets as of September 30, 2025.

As of September 30, 2025, the carrying value of the Term Loans approximates its fair value.

The obligations under the Term Loans as of September 30, 2025 consisted of the following (in thousands):

September 30,
2025
Principal term loan balance	$100,000
Unamortized debt discount and issuance costs	(1,136)
Accrued end of term fee	283
Long-term debt, net	$99,147

The annual principal payments due under the Term Loans as of September 30, 2025 were as follows:

Year ending December 31,	(in thousands)
2025	$—
2026	—
2027	—
2028	22,075
2029	47,650
2030	30,275
Total	$100,000

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

During the nine months ended September 30, 2025, the Company issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $13.60 per share.

Atlas Venture and related affiliated entities were beneficial owners of approximately 6.4% of the Company's outstanding common stock as of September 30, 2025. The chairman of the Company's board of directors is a partner at Atlas Venture. On January 27, 2025, the Company issued and sold 1,111,111 shares of common stock through its at-the-market offering program that Atlas Venture and related affiliated entities purchased at a purchase price of $13.50 per share for aggregate gross proceeds of $15.0 million. The shares were purchased at the prevailing market price.

In July 2025, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 27,878,788 shares of the Company's common stock. The Company received net proceeds of $215.8 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

2020 Stock Incentive Plan

In August 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan, (the "2020 Plan"), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Stock Incentive Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2025, 5,115,931 shares were added to the shares reserved for issuance under the 2020 Plan in the fifth of these annual increases.

As of September 30, 2025, 6,009,631 shares remained available for future issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In August 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective September 16, 2020. The 2020 ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 488,414 shares of common stock. The number of shares of common stock reserved for issuance under the 2020 ESPP may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the least of (1) 1,953,656 shares of common stock, (2) 1% of the shares of common stock outstanding on such date, and (3) an amount determined by the board of directors.

As of September 30, 2025, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

2024 Inducement Stock Incentive Plan

In March 2024, the Company's board of directors adopted the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). The 2024 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 900,000 shares of Common Stock (subject to adjustment as provided in the 2024 Inducement Plan). Awards under the 2024 Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In February 2025, the Company's board of directors approved an additional 1,000,000 shares for issuance under the 2024 Inducement Plan. In April 2025, the Company granted inducement equity awards to three new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 330,200 shares of the Company’s common stock and RSUs with respect to an aggregate of 101,900 shares of the Company’s common stock. During the three months ended September 30, 2025, the Company did not grant any inducement equity awards under the 2024 Inducement Plan.

As of September 30, 2025, 440,447 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	67%	66%
Risk-free interest rate	3.71% — 4.52%	3.46% — 4.65%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2025 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	8,681,473	$19.47	7.3	$61,021
Granted	3,149,353	10.44
Exercised	(729,784)	6.35
Canceled	(1,451,640)	18.71
Outstanding as of September 30, 2025	9,649,402	$17.86	8.2	$14,497
Options exercisable as of September 30, 2025	3,528,987	$17.11	6.7	$6,051
Options vested or expected to vest as of September 30, 2025	9,649,402	$17.86	8.2	$14,497

The intrinsic value of options exercised for the nine months ended September 30, 2025 and 2024 totaled $4.3 million and $83.3 million, respectively. The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2025 and 2024 was $6.78 per share and $19.65 per share, respectively. As of September 30, 2025 there was $66.0 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.9 years.

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

In July 2025, the Company granted 591,685 stock options, vesting over a three-year term from the grant date and contingent upon the achievement of certain market conditions. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method, incorporating various option pricing inputs. Ultimately, over the three-year vesting term, these market-based stock options will result in an additional stock-based compensation expense of $2.9 million, with $0.3 million recognized during the quarterly period ended September 30, 2025.

Restricted stock units

An RSU represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of September 30, 2025, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2025 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2025	3,722,024	$20.49
Granted	603,600	10.86
Vested	(1,025,888)	17.50
Forfeited	(708,399)	17.12
Issued and unvested as of September 30, 2025	2,591,337	$20.35

The fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 totaled $12.8 million and $27.1 million, respectively. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2024 was $34.32 per share. As of September 30, 2025, there was $48.3 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.8 years.

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

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$6,258	$4,450	$20,095	$12,252
General and administrative	4,824	4,295	14,530	23,135
Total	$11,082	$8,745	$34,625	$35,387

9. Segment Reporting

The Company’s segment determination is based on the financial results that are regularly evaluated by the Company’s chief operating decision maker ("CODM") to determine resource allocation and assess performance. The Company's CODM is its chief executive officer. The Company has one operating and one reportable segment. Net long-lived assets are all physically located in the United States and the total assets of the segment equal the total assets presented on the condensed consolidated balance sheet. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment. A summary of the significant segment expenses reported to the CODM are shown below for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating Expenses
Z-basivarsen (DM1)	$37,853	$30,922	$117,964	$53,047
Z-rostudirsen (DMD)	22,666	29,021	73,314	62,677
Platform and external research and development	5,769	10,439	21,399	20,622
Personnel related	22,517	15,620	62,730	44,986
Stock-based compensation	11,082	8,745	34,625	35,387
Facility-related and other	9,448	5,988	26,703	17,345
Professional and consulting fees	4,557	4,924	15,320	12,714
Interest income	(8,476)	(9,276)	(22,202)	(19,330)
Interest expense	2,904	—	2,998	—
Other expense (income), net	(279)	742	1,408	428
Net loss	$108,041	$97,125	$334,259	$227,876

10. Subsequent Events

On October 31, 2025, the Company entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO’s manufacturing facilities for certain of the Company's product candidate components. The agreement obligates the Company to compensate the CMO for producing certain of the Company's product candidate components pursuant to a mutually agreed rolling forecast. Upon execution, the Company has committed to compensate the CMO at least $25.5 million in fees through March 2027. In specified termination circumstances, the agreement requires the Company to pay the CMO for services completed, the cost of the CMO’s raw materials that cannot be repurposed, capital equipment and certain manufacturing activities previously committed to.

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

Our product candidate zeleciment basivarsen, or z-basivarsen (also known as DYNE-101) is being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial consisting of a 24-week multiple ascending dose, or MAD, randomized, placebo-controlled period, a 24-week open-label extension, or OLE, a 96-week long-term extension, and a registrational expansion cohort. The primary endpoints of the MAD portion of the trial were safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing as measured by the composite alternative splicing index, or CASI-22, video hand opening time, or vHOT, as well as multiple other measures of muscle strength and function and patient-reported outcomes, including the Myotonic Dystrophy Health Index. In the MAD portion of the ACHIEVE trial, patients were randomized to receive z-basivarsen or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts were dosed from 1.8 mg/kg to 6.8 mg/kg (approximate ASO dose). Following the MAD placebo-controlled period, patients transition to z-basivarsen treatment in the OLE portion of the trial and in the long-term extension. In January 2025, we announced the completion of the MAD portion of the trial.

We participated in a Type C meeting with the U.S. Food and Drug Administration, or FDA, in May 2025 and discussed the path to regulatory approval, including U.S. Accelerated Approval, for z-basivarsen in DM1. As a result of the meeting, we submitted a revised protocol for review by the FDA in June 2025 for the registrational expansion cohort of the ACHIEVE trial. The primary endpoint in the revised protocol for the registrational expansion cohort is change from baseline in middle finger myotonia as measured by vHOT at 6 months compared to placebo, which is intended to serve as an intermediate clinical endpoint for U.S. Accelerated Approval. Secondary endpoints include change from baseline in splicing as measured by CASI-22, muscle strength as assessed by Quantitative Muscle Testing, or QMT, performance on both the 10-Meter Walk/Run Test, or 10MWR, and 5 Times Sit to Stand Test, or 5xSTS, and the Myotonic Dystrophy Health Index, or MDHI, patient reported outcome measure, all at 6 months compared to placebo. We intend that the data from the registrational expansion cohort and the already enrolled patients in the MAD and ongoing long-term extension portions of the ACHIEVE trial will support a potential submission for U.S. Accelerated Approval.

The registrational expansion cohort is expected to enroll 60 patients at the 6.8 mg/kg once every eight weeks, or Q8W, dose cohort. The registrational expansion cohort has been initiated and full enrollment is planned for early in the second quarter of 2026, with data from this cohort planned for the first quarter of 2027 and potential submission for U.S.

Accelerated Approval planned for early in the third quarter of 2027. We began the U.S. site activation process in June 2025 and in September 2025, U.S. site activation began. In October 2025, U.S. patient enrollment and dosing were initiated. As of October 31, 2025, we have enrolled approximately half of the registrational expansion cohort. We continue to advance preparations for a Phase 3 clinical trial of z-basivarsen and plan to initiate the trial in the first quarter of 2026. We continue to pursue approval pathways for z-basivarsen outside of the U.S. We anticipate a potential launch of z-basivarsen in the first quarter of 2028, assuming we receive favorable data, priority review is granted, and FDA approval is received on the anticipated timeline.

In June 2025, the FDA granted Breakthrough Therapy Designation to z-basivarsen for the treatment of DM1.

Additionally, in June 2025, we reported positive long-term efficacy and safety data from adult DM1 patients enrolled in the MAD portion of the ACHIEVE trial, including data from the 6.8 mg/kg Q8W cohort (n=6) at up to 12 months. At the 6.8 mg/kg Q8W dose, z-basivarsen demonstrated robust and sustained improvement in myotonia as measured by vHOT as well as sustained improvements across multiple other endpoints. We believe these data support improvement in vHOT as an early indicator of clinical benefit with z-basivarsen in DM1 and its potential as an intermediate clinical endpoint for U.S. Accelerated Approval. Treatment with z-basivarsen led to an improvement in vHOT of 3.3 seconds as compared to placebo at 6 months, and new data demonstrated that mean improvements at 6 months were sustained at 12 months for vHOT, 10MWR, 5xSTS, MDHI, and QMT, which demonstrated a 10% improvement in strength at 6 months, increasing to 20% at 12 months relative to baseline. In October 2025, we reported additional analyses from the same 6.8 mg/kg Q8W cohort (n=6) data at 12 months. This included new data showing improvement from baseline in the 9-Hole Peg Test, or 9HPT, a measure of upper limb function focused on manual dexterity and coordination; QMT scores across both upper and lower extremities showing robust and sustained improvement; additional MDHI subscales of mobility, ability to do activities and upper extremity function showing robust and sustained improvement and the Patient Global Impression of Change, or PGI-C, and Clinician Global Impression of Change, or CGI-C, scales showing improvement in overall disease burden.

In June 2025, we also reported updated safety and tolerability data from the 56 patients enrolled through the 6.8 mg/kg Q8W cohort of the ACHIEVE trial. As of the data cutoff date of April 23, 2025, z-basivarsen demonstrated a favorable safety profile. Additionally, the majority of treatment-emergent adverse events were mild or moderate, and no related serious treatment-emergent adverse events were identified. In addition, no participants demonstrated persistent related anemia, and no clinically meaningful changes were observed in kidney or liver parameters. Also, no participants demonstrated kidney injury. Liver enzyme elevations were observed in a minority of participants, with no impact on liver function. Interpretation of the elevated liver enzyme levels was complicated by underlying liver disease and elevated baseline values up to approximately 2.5 times greater than the upper limit of normal.

Our product candidate zeleciment rostudirsen, or z-rostudirsen (also known as DYNE-251) is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial consisting of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE, and a 192-week long-term extension, and a registrational expansion cohort. The trial, which is designed to be registrational, enrolled ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping. The primary endpoints of the MAD portion were safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Additional endpoints in the MAD portion of the trial included pharmacokinetics and change from baseline in exon 51 skipping levels, muscle tissue percent dystrophin positive fibers, multiple assessments of muscle function, including North Star Ambulatory Assessment score, Stride Velocity 95th Centile and certain timed functional tests.

In the MAD portion of the DELIVER trial, patients were randomized to receive z-rostudirsen or placebo every four or eight weeks intravenously for 24 weeks, depending on cohort. Patients cohorts were dosed from 0.7 mg/kg to 20 mg/kg (approximate phosphorodiamidate morpholino oligomer, or PMO dose). Following the placebo-controlled period, patients transitioned to z-rostudirsen treatment in the open-label portion of the trial and in the long-term extension.

In September 2024, we announced the completion of the MAD portion of the trial, and in November 2024, we announced the initiation of the 20 mg/kg Q4W (approximate PMO dose) registrational expansion cohort to support submission for Accelerated Approval in the U.S.

In March 2025, we reported positive long-term safety and efficacy data from the MAD portion of the DELIVER trial. The efficacy assessment of the DELIVER trial reported in March 2025 was based on 12-month biomarker and functional data from six male patients enrolled in the 20 mg/kg (approximate PMO dose) cohort who were randomized to receive z-rostudirsen or placebo once every four weeks, or Q4W, and 18-month functional data from six male patients in the 10 mg/kg (approximate PMO dose) cohort who were randomized to receive z-rostudirsen or placebo Q4W. During the open label extension period, all participants in the 10 mg/kg cohort were dose escalated to 20 mg/kg Q4W regimen after month six. Z-rostudirsen demonstrated dose-dependent exon skipping and dystrophin expression and meaningful and sustained improvements from baseline in multiple functional endpoints in both cohorts. In the 20 mg/kg Q4W cohort, z-rostudirsen demonstrated best-in-class levels of dystrophin expression, exon skipping and percent dystrophin.

In March 2025, we also reported updated safety and tolerability data based on 54 participants enrolled in the DELIVER trial. As of the data cutoff date of February 7, 2025, z-rostudirsen demonstrated a favorable safety profile and the majority of treatment emergent adverse events were mild or moderate and no related serious treatment emergent adverse events were identified other than in two participants at the 40 mg/kg Q4W dose level which events were potentially related to study drug. One participant experienced symptoms which suggested hemolytic uremic syndrome, potentially caused by an infection. The second participant had a history of unexplained hemolytic anemia and developed fever and tonsillitis after joining the DELIVER trial. Both participants have recovered.

We completed enrollment of the 20 mg/kg Q4W (approximate PMO dose) registrational expansion cohort of 32 participants as part of the DELIVER trial in March 2025 and are planning for data from this cohort in December 2025 and potential submission for U.S. Accelerated Approval in the second quarter of 2026. We continue to pursue accelerated approval in the U.S. based on dystrophin as a surrogate endpoint. We continue to pursue approval pathways for z-rostudirsen outside of the U.S.

In August 2025, the FDA granted Breakthrough Therapy Designation to z-rostudirsen for the treatment of DMD, amenable to exon 51 skipping. Additionally, in September 2025, the Ministry of Health, Labour and Welfare in Japan granted Orphan Drug designation for z-rostudirsen in individuals with DMD who have mutations in the DMD gene that are amenable to exon 51 skipping.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the nine months ended September 30, 2025 and 2024, we reported net losses of $334.3 million and $227.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1.3 billion.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2027. Based on our current plans and anticipated timelines and assuming positive data results from the Registrational Expansion Cohorts of our ACHIEVE and DELIVER clinical trials and assuming no additional testing is required by the FDA, we estimate that these cash resources would be sufficient to enable us to obtain data from the Registrational Expansion Cohorts of our ACHIEVE and DELIVER clinical trials, submit applications for marketing approval to the FDA for z-rostudirsen in DMD and z-basivarsen in DM1 using the Accelerated Approval pathway and obtain a decision from the FDA with respect to the application for marketing approval for z-rostudirsen and, if approved, commercially launch z-rostudirsen in the United States.

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
•
the cost of laboratory supplies and acquiring, developing and manufacturing materials for use in our research, preclinical studies and clinical trials, including those incurred under agreements with third parties, such as consultants and CMOs;
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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect that our research and development expenses will increase substantially as we advance z-basivarsen and z-rostudirsen through clinical trials, in connection with our preclinical and clinical development activities of DYNE-302, our FSHD product candidate, and DYNE-401, our Pompe disease product candidate, and if, and as, we advance any other product candidates through preclinical studies and clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any product candidate is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$97,219	$92,800	$4,419
General and administrative	16,673	12,859	3,814
Total operating expenses	113,892	105,659	8,233
Loss from operations	(113,892)	(105,659)	(8,233)
Other income (expense):
Interest income	8,476	9,276	(800)
Interest expense	(2,904)	—	(2,904)
Other income (expense), net	279	(742)	1,021
Total other income (expense), net	5,851	8,534	(2,683)
Net loss	$(108,041)	$(97,125)	$(10,916)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
Z-basivarsen (DM1)	$37,853	$30,922	$6,931
Z-rostudirsen (DMD)	22,666	29,021	(6,355)
Unallocated research and development expenses:
Platform and external research and development	5,769	10,439	(4,670)
Personnel related (including stock-based compensation)	23,811	17,223	6,588
Facility-related and other	7,120	5,195	1,925
Total research and development expenses	$97,219	$92,800	$4,419

Expenses related to z-basivarsen increased in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was attributable to higher manufacturing activity in the three months ended September 30, 2025 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity primarily for the registrational expansion cohort of the ACHIEVE trial. Expenses related to z-rostudirsen decreased in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was attributable to lower manufacturing cost in the three months ended September 30, 2025 due to the timing of a new raw material purchase in the three months ended September 30, 2024.

The decrease in platform and external research and development expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to timing of raw material purchases in manufacturing. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Personnel-related	$4,964	$2,847	$2,117
Stock-based compensation expense	4,824	4,295	529
Professional and consulting fees	4,557	4,077	480
Facility-related and other	2,328	1,640	688
Total general and administrative expenses	$16,673	$12,859	$3,814

The increase in personnel-related and stock-based compensation expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to increased headcount in our general and administrative function. Professional and consulting fees increased due to the higher consulting costs to support the growth of the organization in the three months ended September 30, 2025. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the three months ended September 30, 2025.

Interest income

Interest income for the three months ended September 30, 2025 and 2024 was $8.5 million and $9.3 million, respectively, due to interest earned on invested cash balances. The decrease in interest income was due to an overall decrease in interest rates in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Interest expense

Interest expense for the three months ended September 30, 2025 was $2.9 million due to our entry into the Loan Agreement with Hercules in June 2025. No interest expense was incurred in the three months ended September 30, 2024.

Other income (expense), net

Other income for the three months ended September 30, 2025 was $0.3 million while other expense for the three months ended September 30, 2024 was $0.7 million due to realized foreign currency gains.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$302,902	$199,601	$103,301
General and administrative	49,153	47,177	1,976
Total operating expenses	352,055	246,778	105,277
Loss from operations	(352,055)	(246,778)	(105,277)
Other income (expense):
Interest income	22,202	19,330	2,872
Interest expense	(2,998)	—	(2,998)
Other income (expense), net	(1,408)	(428)	(980)
Total other income (expense), net	17,796	18,902	(1,106)
Net loss	$(334,259)	$(227,876)	$(106,383)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
Z-basivarsen (DM1)	$117,964	$53,047	$64,917
Z-rostudirsen (DMD)	73,314	62,677	10,637
Unallocated research and development expenses:
Platform and external research and development	21,399	20,622	777
Personnel related (including stock-based compensation)	69,708	48,731	20,977
Facility related and other	20,517	14,524	5,993
Total research and development expenses	$302,902	$199,601	$103,301

Expenses related to z-basivarsen increased in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was attributable to higher manufacturing activity in the nine months ended September 30, 2025 to produce a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the registrational expansion cohort of the ACHIEVE trial. Expenses related to z-rostudirsen increased in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was attributable to higher manufacturing activity in the nine months ended September 30, 2025 to produce a sufficient clinical supply of drug product for the ongoing DELIVER trial and an increase in clinical trial activity for the registrational expansion cohort of the DELIVER trial.

The increase in platform and external research and development expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Personnel-related	$13,117	$8,507	$4,610
Stock-based compensation expense	14,530	23,135	(8,605)
Professional and consulting fees	15,320	11,025	4,295
Facility-related and other	6,186	4,510	1,676
Total general and administrative expenses	$49,153	$47,177	$1,976

The increase in personnel-related expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to increased headcount in our general and administrative function. The decrease in stock-based compensation expense in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily the result of entering into separation and consulting agreements with our former chief executive officer in March 2024 and former chief business officer in September 2024, resulting in the acceleration of vesting and modification of previously granted awards. Professional and consulting fees increased due to the higher consulting costs to support the growth of the organization in the nine months ended September 30, 2025. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the nine months ended September 30, 2025.

Interest income

Interest income for the nine months ended September 30, 2025 and 2024 was $22.2 million and $19.3 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance throughout the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Interest expense

Interest expense for the nine months ended September 30, 2025 was $3.0 million due to our entry into the Loan Agreement with Hercules in June 2025. No interest expense was incurred in the nine months ended September 30, 2024.

Other income (expense), net

Other expense for the nine months ended September 30, 2025 was $1.4 million due to net foreign currency losses. Other income for the nine months ended September 30, 2024 was $0.4 million due to net foreign currency gains.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates at least until 2027, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities and our initial borrowing under the Loan Agreement with Hercules. As of September 30, 2025 we had cash, cash equivalents and marketable securities of $791.9 million.

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

During the nine months ended September 30, 2025, we issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by us. We sold such shares at a weighted average price of $13.60 per share.

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

In July 2025, we completed the July 2025 offering, pursuant to which we issued and sold 27,878,788 shares of our common stock. We received net proceeds from the offering of $215.8 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(291,375)	$(208,034)
Net cash used in investing activities	(29,733)	(188,066)
Net cash provided by financing activities	459,342	806,259
Net increase in cash, cash equivalents and restricted cash	$138,234	$410,159

Operating activities

During the nine months ended September 30, 2025, operating activities used $291.4 million of cash, due to our net loss of $334.3 million, partially offset by non-cash charges of $35.0 million and changes in our operating assets and liabilities of $7.9 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $17.7 million increase in accounts payable and other liabilities and a $3.2 million decrease in prepaid expenses and other current assets, partially offset by a $13.0 million increase in other non-current assets. During the nine months ended September 30, 2024, operating activities used $208.0 million of cash, due to our net loss of $227.9 million and net cash used by changes in our operating assets and liabilities of $14.4 million, partially offset by non-cash charges of $34.2 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $8.0 million decrease in accounts payable and other liabilities and a $6.4 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the nine months ended September 30, 2025, net cash used in investing activities was $29.7 million due to purchases of marketable securities of $153.8 million, an advance payment for long-lead equipment for $18.8 million, and purchases of property and equipment of $1.4 million, partially offset by maturities of marketable securities of $135.8 million and sales of marketable securities of $8.5 million. During the nine months ended September 30, 2024, net cash used in investing activities was $188.1 million due to purchases of marketable securities of $264.7 million and purchases of property and equipment of $1.3 million, partially offset by maturities of marketable securities of $76.2 million and sales of marketable securities of $1.7 million.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $459.3 million, consisting of $215.8 million in aggregate net proceeds from sales of common stock under our follow-on offering in July 2025, $140.6 million in aggregate net proceeds from sales of common stock under our at-the-market offering program, $98.8 million in net proceeds from the initial term loan tranche under the Loan Agreement with Hercules and $4.6 million in proceeds received from stock option exercises. These cash inflows are partially offset by $0.5 million in payment of debt issuance costs. During the nine months ended September 30, 2024, net cash provided by financing activities was $806.3 million, consisting of $675.2 million in aggregate net proceeds from sales in our public offerings in January 2024 and May 2024, $97.9 million in aggregate net proceeds from sales of our common stock under our at-the-market offering program and $33.2 million in net proceeds received from stock option exercises.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of z-basivarsen and z-rostudirsen, the development of our FSHD and Pompe programs and additional research programs. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2027. Based on our current plans and anticipated timelines and assuming positive data results from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials and assuming no additional testing is required by the FDA, we estimate that these cash resources would be sufficient to enable us to obtain data from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials, submit applications for marketing approval to the FDA for z-rostudirsen in DMD and z-basivarsen in DM1 using the Accelerated Approval pathway and obtain a decision from the FDA with respect to the application for marketing approval for z-rostudirsen and, if approved, commercially launch z-rostudirsen in the United States. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On January 15, 2025, we entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO's manufacturing facilities for certain of our product candidates and components thereof. As of September 30, 2025, we have paid $31.2 million towards non-current assets under this agreement and pursuant to a mutually agreed rolling forecast we have committed to pay an additional $65.6 million in fees through September 2027. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that we entered into with the CMO on July 18, 2024.

On October 31, 2025, we entered into another master manufacturing services agreement with a CMO which also secures capacity at the CMO's manufacturing facilities for certain of our product candidate components. The agreement obligates us to compensate the CMO for producing certain of our product candidate components pursuant to a mutually agreed rolling forecast. Upon execution, we committed to compensate the CMO at least $25.5 million in fees thorugh March 2027. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed, capital equipment and certain manufacturing activities previously committed to.

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

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2025, there have been no material changes in our market risk or how our market risk is managed from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $334.3 million and $227.9 million for the nine months ended September 30, 2025 and 2024, respectively and $317.4 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $1.3 billion. To date, we have financed our operations with the proceeds raised from the sale of equity securities and our initial borrowing under the Loan Agreement with Hercules. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our programs and product candidates. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of z-basivarsen and z-rostudirsen, and the preclinical and clinical development of DYNE-302, our FSHD product candidate, and DYNE-401, our Pompe disease product candidate and any additional product candidates we may develop, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $791.9 million.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2027. Based on our current plans and anticipated timelines and assuming positive data results from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials and assuming no additional testing is required by the FDA, we estimate that these cash resources would be sufficient to enable us to obtain data from the registrational expansion cohorts of our ACHIEVE and DELIVER clinical trials, submit applications for marketing approval to the FDA for z-rostudirsen in DMD and z-basivarsen in DM1 using the Accelerated Approval pathway and obtain a decision from the FDA with respect to the application for marketing approval for z-rostudirsen and, if approved, commercially launch z-rostudirsen in the United States. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant, which we refer to as the Minimum Cash Covenant, requiring that we maintain specified levels of cash in accounts subject to a control agreement in favor of Hercules as the agent for the Loan

Agreement, or the Qualified Cash, during the period commencing on April 1, 2026 (or January 1, 2027 if we have raised at least $350.0 million of cumulative net cash proceeds between June 4, 2025 and December 15, 2026 from the issuance of equity or indebtedness or payments under certain royalty or license transactions). The Minimum Cash Covenant will initially be set at 60% of the then outstanding obligations under the Loan Agreement, is subject to adjustment and will not be tested at any time when our market capitalization is greater than $1.65 billion. We are also required to maintain minimum net product revenue from the sale of z-basivarsen and z-rostudirsen starting nine months after FDA approval of z-basivarsen or z-rostudirsen, which we refer to as the Minimum Revenue Covenant, if the outstanding obligations under the Loan Agreement exceeds $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of our outstanding obligations under the Loan Agreement or (ii) our market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of our outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends and sell assets, subject in each case to certain exceptions. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement, the terms of such additional indebtedness could further restrict our operating and financial flexibility.

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

For example, the FDA placed on clinical hold our IND application to initiate a clinical trial of z-rostudirsen in patients with DMD amenable to skipping exon 51. We received a clinical hold letter from the FDA in January 2022 requesting additional clinical and non-clinical information for z-rostudirsen, which we submitted before the FDA ultimately cleared the IND in July 2022.

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

On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025 on diversity, equity and inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act, or APA. The U.S. District Court for the District of Columbia ordered the restoration of many of these webpages. In late July, 2025, the FDA restored the draft DAP guidance to its website with a statement that "information on this page may be modified and/or removed in the future subject to the terms of the court's order and implemented consistent with applicable law." Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of applications for marketing approval.

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

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include: SAR446268, a microRNA targeting DMPK via an adeno-associated virus, being evaluated in a Phase 1/2 study of non-congenital DM1 patients initiated in July 2025 by Sanofi S.A.; tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for children and adults with DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; delpacibart etedesiran (formerly AOC-1001), an antibody linked siRNA being evaluated in a Phase 3 clinical trial by Avidity Biosciences, Inc., or Avidity; PGN-EDODM1, a peptide-linked PMO currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; SRP-1003 (ARO-DM1), a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc. in collaboration with Sarepta Therapeutics, Inc., or Sarepta; ATX-01, a lipophilic peptide conjugated anti-miR designed to target microRNA 23b currently being evaluated in a Phase 1/2 clinical trial by ARTHEx Biotech S.L.; and VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the European Union and Australia.

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. A novel steroid, AGAMREE (vamorolone) is also approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. DUVYZAT (givinostat), an HDAC inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the U.S. by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; SQY Therapeutics, S.A. with SQT51,a palmitoyl-conjugated tc-DNA antisense oligonucleotide currently being evaluated in a Phase 1/2a clinical trial; Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 skipping currently being evaluated in a Phase 1 clinical trial; BioMarin Pharmaceuticals, Inc. with BMN 351, an oligonucleotide therapy that targets dystrophin production which is being evaluated in a Phase 1/2 clinical trial and Avidity with AOC 1044, an antibody oligonucleotide conjugate that targets dystrophin production for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial. In addition, several companies are developing gene therapies to treat DMD, including Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), REGENXBIO Inc. (RGX-202), Genethon (GNT-0004), and Insmed (INS1201). Gene editing treatments that are in preclinical development are also being pursued by Vertex, Sarepta and GenAssist Ltd. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

In addition to CMS and private payers, professional organizations such as the American Medical Association can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payers contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own forty-nine issued U.S. patents and eleven granted foreign patents, and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On appeal, the U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA's actions. On January 16, 2025, the district court in Texas agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.

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

The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the United Kingdom left the European Union prior to the date on which the European Clinical Trials Regulation took effect, the United Kingdom’s legal framework did not benefit from the same revisions as occurred in the European Union.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published in April 2023 and the European Parliament has requested several amendments. In June 2025, after almost two years of negotiations among the European Union Member States, the Council of the European Union adopted its position on the proposed overhaul of the European Union general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

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

If any product candidate we may develop is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, we may apply for FDA Fast Track designation. In October 2022, the FDA granted Fast Track designation for z-rostudirsen, and in January 2025, the FDA granted Fast Track designation for z-basivarsen. However, a Fast Track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive Fast Track designation for any product candidates we may develop, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Breakthrough or RMAT therapy designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of any product candidates we may develop.

If any product candidate we may develop is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the sponsor may apply for FDA breakthrough designation or a regenerative medicine advanced therapy, or RMAT, designation. In June 2025, the FDA granted Breakthrough Therapy Designation to z-basivarsen for the treatment of DM1. Additionally, in August 2025, the FDA granted Breakthrough Therapy Designation to z-rostudirsen for the treatment of DMD, amenable to exon 51 skipping. However, neither a breakthrough designation nor an RMAT designation ensures that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive breakthrough or RMAT designation for any product candidates we may develop, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw breakthrough or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Neither breakthrough nor RMAT designation alone guarantees qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of any product candidates we may develop.

If the FDA determines that a product candidate we may develop offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for any product candidates we may develop. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate we may develop is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter. On October 16, 2025, the FDA announced nine voucher recipients under the CNPV Program.

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

In March 2023 and April 2025, respectively, the EMA and FDA granted orphan drug designation to z-rostudirsen for the treatment of DMD in patients amenable to exon 51 skipping. In May and September 2023, respectively, the EMA and FDA granted orphan drug designation to z-basivarsen for the treatment of DM1. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The FDA and the U.S. Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit (Catalyst Pharms., Inc. v. Becerra) in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. In February 2025, a federal district court in Washington, D.C. fully embraced the reasoning in the 11th Circuit decision in another court decision (Neurelis v. Brenner) challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice, or DOJ. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Further, on September 9, 2025, the President issued a Memorandum directing the Department of Health and Human Services, or HHS, to "ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements." The same day, the FDA declared that it will no longer tolerate what it characterized as "deceptive practices" in prescription drug advertising and that the agency would "aggressively deploy" its available enforcement tools, with "heightened scrutiny" of fair balance and disclosures in social media promotions. The FDA issued a generic "notice letter" to a substantial number of companies directing such companies to "remove any noncompliant advertising and bring all promotional communications into compliance." When and if our products are approved, we will need to maintain a robust compliance program and processes designed to ensure that all such advertising activities are performed in a legal and compliant manner.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the HHS information related to payments and other transfers of value to physicians, as defined by such law, other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to drug pricing and payments to physicians and other healthcare providers or marketing expenditures and state and local laws that require the registration of sales representatives.

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

Specifically, with respect to price negotiations, the U.S. Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it did not originally apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the Trump administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.”

On September 30, 2025, the administration announced that Pfizer had agreed to base its pharmaceutical prices in the U.S. on MFN pricing. According to a White House fact sheet, the agreement “will provide every State Medicaid program in the country access to MFN drug prices” on the company’s products, and requires the company “to offer medicines at a deep discount off the list price when selling directly to American patients.” Pfizer indicated that the agreement “provides certainty from tariffs” and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines … at a significant discount.” Thereafter, on October 10, 2025, another pharmaceutical company (AstraZeneca) announced that it too had reached an agreement with the administration to lower prices for "eligible patients with prescriptions for chronic diseases" in the U.S. and that it will participate in the TrumpRx direct-to-patient marketing website.

In addition, the industry is awaiting the release of the Global Benchmark for Efficient Drug Pricing, or GLOBE Model, a proposed rule by the Centers for Medicare & Medicaid Services that is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the administration is seeking to advance drug pricing policy and provide an opportunity for interested parties to submit public comment as part of the rulemaking process. The implications and consequences of these actions and subsequent actions by the Trump administration to compel an MFN regulatory pricing requirement in the U.S. continue to remain unclear and uncertain and could ultimately result in litigation.

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

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the DOJ recently finalized a rule implementing Executive Order 14117, which implements the DOJ’s Data Security Program, or DSP, and creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. Violations of the DSP can lead to both civil and criminal penalties, and it is unclear how aggressively the DOJ will enforce the new program. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Additional states are expected to consider such legislation in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Other states have also passed similar laws regulating consumer health data and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through third parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

The Trump administration has, in 2025, initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Several countries, including Japan, South Korea and the United Kingdom, among others, as well as the European Union, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries.

The U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. For China, the 10% baseline reciprocal tariff announced in April 2025 remains in effect, in addition to a minimum of an additional 20%. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

Regarding Canada and Mexico, as of October 31, 2025, the rate remained 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Certain other countries, including Japan, South Korea and the United Kingdom, as well as the European Union, have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs, announcing that the Administration had now "begun preparing" tariffs on manufacturers that do not build in the U.S. or enter into a MFN drug pricing agreement with the Trump administration.

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

As of September 30, 2025, we had 240 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 11.2% of our common stock as of September 30, 2025. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of October 31, 2025, we had 142,824,687 shares of common stock outstanding.

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

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's executive order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

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

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include executive order 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; executive order 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and executive order 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency' Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

For example, the federal government shut down on October 1, 2025 and as of November 5, 2025, it has not reopened. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. At the same time, the FDA declared that, during the shutdown period, it does not have legal authority to accept user fees assessed for fiscal year 2026 until an appropriation or continuing resolution for the FDA is enacted for such fiscal year. As a result, the FDA will not be able to accept any regulatory submissions for fiscal year 2026 that require a fee payment and that are submitted during the lapse period.

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

Item 2. Unregistered Sales of Equity Securities.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)