Form 10-K
period 2025-12-31
Dyne Therapeutics, Inc.
filed 2026-03-02
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $948 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2026 was 165,027,119.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2026 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risk and uncertainties. All statements other than statements of historical fact, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” "will," “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
our ability to comply with restrictive covenants under our loan agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules;
•
our ability to satisfy interest and principal payments under the Loan Agreement;
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
•
our Loan Agreement contains restrictive and financial covenants that may limit our operating flexibility and our failure to comply with the covenants or other terms of the Loan Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect our business;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage company focused on delivering functional improvement for people living with genetically driven neuromuscular diseases. Our proprietary FORCE platform is designed to leverage the transferrin receptor 1, or TfR1, to deliver targeted therapeutics to muscle tissue and the central nervous system, or CNS. The FORCE platform utilizes an antigen-binding fragment antibody, or Fab, targeting TfR1 conjugated to a payload that we rationally design to target the genetic basis of the disease we are seeking to treat. With our FORCE platform, we have the flexibility to deploy different classes of payloads (such as oligonucleotides and enzymes) with specific mechanisms of action that modify target functions. We currently leverage this modularity to focus on neuromuscular diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of product candidates, including product candidates being developed for Duchenne muscular dystrophy, or DMD, myotonic dystrophy type 1, or DM1, facioscapulohumeral dystrophy, or FSHD, and Pompe disease. In addition, we plan to expand our portfolio through development efforts focused on diseases involving the CNS, rare skeletal muscle diseases, and cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified product candidates for each of our DMD (amenable to skipping exons 51, 53, 45, 44, and 55), DM1, FSHD and Pompe programs that are in varying stages of preclinical and clinical development.

The following table summarizes our portfolio:

Our product candidate zeleciment rostudirsen, or z-rostudirsen (also known as DYNE-251), is currently being evaluated in the DELIVER trial, a global Phase 1/2 clinical trial in patients with DMD amenable to exon 51 skipping, which is designed to be registrational. We plan to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, for U.S. Accelerated Approval of z-rostudirsen for DMD patients who have mutations amenable to exon 51 skipping in the second quarter of 2026 based on dystrophin as a surrogate endpoint. We continue to expect a potential U.S. launch of z-rostudirsen in the first quarter of 2027, assuming the FDA grants priority review and FDA approval is received on the anticipated timeline. Further, we plan to initiate a global confirmatory Phase 3 clinical trial of z-rostudirsen in the second quarter of 2026, and we have aligned with the FDA on the Phase 3 trial design and protocol. We continue to pursue approval pathways outside of the United States for z-rostudirsen.

Our product candidate zeleciment basivarsen, or z-basivarsen (also known as DYNE-101) is being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial in patients with DM1, which is designed to be registrational. We plan to submit a BLA to the FDA for U.S. Accelerated Approval of z-basivarsen for DM1 patients early in the third quarter of 2027. We anticipate a potential U.S. launch of z-basivarsen in the first quarter of 2028, assuming we receive favorable data from the ACHIEVE trial, priority review is granted, and FDA approval is received on the anticipated timeline. We plan to initiate a global confirmatory Phase 3 clinical trial of z-basivarsen in March 2026, and we have aligned with the FDA on the Phase 3 trial design and protocol. We continue to pursue approval pathways outside of the United States for z-basivarsen.

Our approach

We have designed our proprietary FORCE platform using our deep knowledge of muscle biology. Our therapeutics consist of three essential components: a proprietary Fab, a linker and a payload that we attach to our Fab using the linker. We engineered our proprietary Fab to bind to TfR1 to enable targeted delivery to skeletal, cardiac and smooth muscle, and TfR1 binding may also enable delivery to the CNS. We connect the proprietary Fab to the therapeutic payload with a linker. We selected the linker for our DMD, DM1, and FSHD product candidates based on its clinically validated safety and efficacy in approved products, its serum stability and its ability to release the therapeutic payload within the muscle cell. For our Pompe product candidate, we selected a linker that effectively connects to the GAA enzyme payload. We attach the Fab and linker to a therapeutic payload that can be a phosphorodiamidate morpholino oligomer, or PMO, an antisense oligonucleotide, or ASO, a small interfering RNA, or siRNA, a small molecule, or a large molecule such as an enzyme, that we rationally select to target the genetic basis of disease to potentially stop or reverse disease progression. We use the same Fab for our product candidates which enables modularity of the platform.

While some therapeutics have been approved for the treatment of neuromuscular diseases, the development of these therapeutics has been limited by challenges in the delivery of the payload to the tissue or area of the CNS that requires therapy. To overcome these limitations, our FORCE platform utilizes the importance of TfR1, which is highly expressed on the surface of muscle cells, as the foundation of our novel approach of linking therapeutic payloads to our TfR1-binding Fab to deliver targeted therapeutics for muscle diseases. The mechanism of FORCE delivery is designed to utilize the natural biology of TfR1. We do not use membrane destabilizing agents to enter the cell or to escape the endosome. As a result, FORCE displays a distinct pharmacokinetic and pharmacodynamic profile, with the potential for a wide therapeutic index.

We have demonstrated proof-of-concept of our FORCE platform in our DELIVER and ACHIEVE clinical trials as well as in multiple in vitro and in vivo studies. In murine and non-human primate, or NHP, studies, we have delivered PMOs and ASOs to genetic targets within muscle tissue and observed durable, disease-modifying, functional benefit in preclinical models of disease. In DELIVER, z-rostudirsen has demonstrated best-in-class levels of dystrophin expression, exon skipping and percent dystrophin positive fibers while also showing improvement across multiple clinical measures including strength and time function tests. In ACHIEVE, z-basivarsen has demonstrated robust splicing correction and DMPK knockdown while also showing improvement across multiple clinical measures including myotonia, strength, timed function tests, and patient reported outcomes including measurements of the CNS manifestations of DM1.

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

Linker

The role of the linker is to connect, or conjugate, the Fab and the therapeutic payload, such as oligonucleotide or enzyme. As a result, it is critical that the linker maintain stability in serum and provide release kinetics that favor sufficient payload accumulation in the targeted muscle cell. For our DMD, DM1 and FSHD product candidates, we have selected the Val-Cit linker based on its clinically validated safety and efficacy in approved products, its serum stability and its endosomal release attributes. We believe that serum stability is necessary to enable systemic intravenous administration, stability of the conjugated oligonucleotide in the bloodstream, delivery to muscle tissue and internalization of the therapeutic payload in the muscle cells. In preclinical studies, our Val-Cit linker facilitated precise conjugation of multiple types of payloads to our proprietary Fabs, including PMOs, ASOs and siRNAs. For our Pompe product candidate, we selected a linker that effectively connects to the GAA enzyme payload. This broad flexibility enables us to rationally select the appropriate type of payload to address the genetic basis of each muscle disease. Additionally, our linker and conjugation chemistry allow us to optimize the ratio of payload molecules attached to each Fab for each type of payload. We believe that our linker and conjugation chemistry will enable us to rapidly design, produce and screen molecules to enable new muscle disease programs.

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

Our strategy

Our goal is to become the leading neuromuscular disease company by advancing innovative life-transforming therapeutics for people living with genetically driven neuromuscular diseases. To accomplish this, we intend to continue building a team that shares our commitment to patients, to continue to enhance our platform and to advance our pipeline. The key elements of our strategy are to:

•
Advance our co-lead product candidates for DMD and DM1 through development and to commercialization to offer meaningful benefit to patients;
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

Our management team is led by John Cox, our President and Chief Executive Officer, who brings over 30 years of leadership experience with life sciences companies; Erick Lucera, our Chief Financial Officer, who has more than 30 years of financial, operational and investment experience in the life science industry; Johanna Friedl-Naderer, our Chief Commercial Officer, who has more than 20 years of biopharmaceutical experience leading global commercialization and product launches in rare diseases; and Doug Kerr, M.D., our Chief Medical Officer, who has more than 25 years of expertise in early- and late-stage clinical development, with deep experience in neurology. Our organization is comprised of over 250 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development, and commercial operations. We have also established scientific and clinical advisory boards comprised of leading experts in the fields of muscle disease drug discovery and development and nucleic acid therapeutics, who share our mission of delivering disease-modifying therapeutics for patients with neuromuscular diseases.

Our portfolio

We are creating a pipeline of product candidates and programs to address diseases with high unmet need with etiologic targets. Our initial focus is on DMD, DM1, FSHD and Pompe with potential pipeline expansion opportunities in additional diseases involving the CNS and rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. In selecting diseases to target with our FORCE platform, we seek diseases with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways, and where we believe that we would be able to commercialize any products that we develop and are approved with an efficient, targeted sales force. We have global commercial rights to all of our programs.

Duchenne muscular dystrophy (DMD)

Overview

We are developing product candidates under our DMD program to address the genetic basis of DMD by delivering a PMO to muscle tissue to promote the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a more complete, functional dystrophin protein and to potentially stop or reverse disease progression. We believe that PMOs, with their preferential targeting of nuclear mechanisms, are the best payload to address nuclear exon skipping. In in vitro and in vivo preclinical studies, our PMOs when conjugated to a Fab targeting TfR1 have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We are seeking to build a global DMD franchise by initially focusing on the development of our product candidate z-rostudirsen for patients with mutations amenable to skipping exon 51. Additionally, we are advancing four development candidates (DYNE-253, DYNE-245, DYNE-244 and DYNE-255) for the treatment of DMD amenable to skipping of exons 53, 45, 44 and 55, respectively, into IND-enabling studies. These programs are designed to enable the production of near full-length dystrophin in patients with DMD amenable to skipping of exons 53, 45, 44, or 55 by utilizing the same FORCE platform (Fab, linker, and payload chemistry) as z-rostudirsen.

Z-rostudirsen is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial in males with mutations amenable to skipping exon 51. The DELIVER trial began with a 24-week placebo-controlled multiple ascending dose, or MAD, portion, followed by a 24-week open-label extension, a 192-week long-term extension, and a registrational expansion cohort, or REC, designed to support Accelerated Approval in the United States. In September 2024, we announced the completion of the MAD portion of the trial, and in December 2025, we announced positive topline data from the REC portion of the trial.

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

Targeting the Genetic Basis of DMD

We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that approximately 12,000 patients in the United States, and approximately 16,000 patients in Europe, have DMD. Approximately 80% of patients with DMD have DMD mutations amenable to exon skipping in the nucleus. Exons 51, 53, 45 and 44 represent nearly half of the total mutations observed in DMD that are amenable to exon skipping, as illustrated in the figure below.

Overview of DMD exons amenable to skipping

Current approaches and limitations

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are four FDA-approved naked PMO-based oligonucleotide therapies, each addressing a specific mutation: EXONDYS 51 (eteplirsen), which is approved for the treatment of DMD patients amenable to exon 51 skipping, VYONDYS 53 (golodirsen), which is approved for the treatment of DMD patients amenable to exon 53 skipping, VILTEPSO (vitolarsen), which is approved for the treatment of DMD patients amenable to exon 53 skipping and AMONDYS 45 (casimersen), which is approved for the treatment of DMD patients amenable to exon 45 skipping. Additionally, there is one FDA-approved gene therapy for use in ambulatory patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl). Each of the four naked PMO-based oligonucleotide therapies requires weekly intravenous infusions and ELEVIDYS requires a one-time intravenous infusion. Eteplirsen, golodirsen and casimersen have demonstrated a less than 1% mean increase in dystrophin in clinical trials and vitolarsen has demonstrated an approximately 5% increase in dystrophin in clinical trials. The FDA-approved labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In Europe, the EMA has rejected an application for approval of eteplirsen citing insufficient evidence of clinical benefit. In addition, a fourth drug, TRANSLARNA (ataluren), has only been conditionally approved in the European Union, or EU, Iceland and South Korea for non-sense mutations in DMD in ambulatory patients aged five years and older. However, the European Commission issued a decision to not renew the conditional marketing authorization for TRANSLARNA in March 2025, following a negative opinion by the Committee for Medicinal Products for Human Use, or CHMP. In addition, two recent pivotal Phase 3 trials of other PMO therapies in development for treatment of DMD failed to meet their primary endpoint in function (viltolarsen Phase 3 and golodirsen/casimersen Phase 3). Each of these approved PMO products seeks to address DMD through the exon skipping approach we are pursuing, but we believe their limited efficacy is due to poor muscle uptake and biodistribution. There are a number of product candidates in development, including product candidates in late-stage clinical development, which seek to address DMD through the exon skipping approach we are pursuing, including naked oligonucleotides, targeted oligonucleotides and PMOs conjugated to charged peptides, as well as product candidates that seek to address DMD through gene editing and gene replacement with viral gene therapies and with other approaches. We believe that each of these approaches currently have significant limitations, and that there continues to be a high unmet medical need for new disease-modifying therapies.

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

Z-Rostudirsen

We are evaluating z-rostudirsen in the global Phase 1/2 DELIVER clinical trial for people living with DMD who are amenable to exon 51 skipping. Z-rostudirsen consists of a PMO conjugated to a Fab that binds to TfR1. Z-rostudirsen has been awarded Breakthrough Therapy, Fast Track, and Rare Pediatric Disease designations by the FDA as well as Orphan Drug designation from the FDA, the EMA and the Japanese Ministry of Health, Labour and Welfare for the treatment of DMD mutations amenable to exon 51 skipping.

Preclinical data

We have conducted multiple in vitro and in vivo preclinical studies of our FORCE platform in DMD that have shown increased exon skipping, increased dystrophin expression, reduced muscle damage and increased muscle function. We believe these data support the potential for z-rostudirsen to be a disease-modifying therapy for patients with DMD amenable to skipping exon 51.

In studies in the mdx mouse DMD model, a validated and widely accepted mouse model in DMD which has a mutation in exon 23, we observed that single intravenous doses of an exon 23-targeting PMO conjugated to a Fab targeting TfR1 which we refer to as FORCE-M23D, achieved robust, durable exon skipping in cardiac and skeletal muscles after a single dose. In NHPs, z-rostudirsen demonstrated a favorable safety profile and achieved robust exon skipping, especially in the heart and diaphragm muscles which weaken over time leading to mortality in people living with DMD.

Phase 1/2 DELIVER Clinical Trial of Z-Rostudirsen in DMD

Z-rostudirsen is currently being evaluated in the DELIVER trial, a Phase 1/2 global clinical trial for DMD amenable to exon 51 skipping, which is designed to be registrational. DELIVER enrolled ambulant and non-ambulant males with DMD who are ages 4 to 16 and have mutations amenable to exon 51 skipping. The primary endpoints are safety, tolerability and change from baseline in dystrophin levels as measured by Western blot. Additional endpoints include pharmacokinetics and change from baseline in exon 51 skipping levels, muscle tissue percent dystrophin positive fibers, multiple assessments of muscle function, including rise from floor velocity, or RFF velocity, North Star Ambulatory Assessment, or NSAA, score, Stride Velocity 95th Centile and certain timed functional tests.

DELIVER began with a 24-week placebo-controlled MAD portion wherein participants were randomized to receive z-rostudirsen in doses ranging from 0.7 mg/kg to 40 mg/kg (approximate PMO dose) every four or eight weeks intravenously. Following the placebo-controlled period, MAD participants transitioned to

z-rostudirsen treatment in the 24-week open-label portion of the trial and the 192-week long-term extension. In September 2024, we announced the completion of the MAD portion of the trial, and in November 2024, we announced the initiation of the 20 mg/kg administered once every four weeks, or Q4W (approximate PMO dose) REC to support submission for Accelerated Approval in the United States.

We completed enrollment of 32 participants in the REC, of whom 24 were randomized to receive z-rostudirsen 20 mg/kg Q4W (approximate PMO dose) and eight were randomized to placebo, in March 2025. In December 2025, we reported that the REC met its primary endpoint of demonstrating a statistically significant increase in muscle content-adjusted dystrophin relative to baseline at six months (p<0.0001) with a mean absolute expression of 5.46% of normal, as shown in the image below:

Unadjusted dystrophin
Muscle content-adjusted dystrophin[5]
MHC normalized dystrophin (% normal) mean + SEM[1]
MCA MHC normalized dystrophin (% normal) mean + SEM[1]
0
2
4
6
p<0.0001[4]
p<0.0001
7-fold increase from baseline[2]
7-fold increase from baseline[2]
0.43
0.44
0.45
2.87
0.92
0.95
0.83
5.46
Baseline n=8
6 Months n=7[3]
Baseline n=24
6 Months n=24
Baseline n=8
6 Months n=7[3]
Baseline n=24
6 Months n=24
Placebo
Z-rostudirsen 20 mg/kg Q4W (REC)

1. Biopsies taken approximately 28 days after most recent dose.

2. Based on geometric mean.

3. One REC placebo participant sample could not be analyzed at week 25.

4. Prespecified nominal p-value with no adjustment for multiplicity.

5. Muscle content-adjusted dystrophin is equal to MHC normalized dystrophin divided by a percentage of muscle content. 6 months corresponds to week 25 for DELIVER.

In the image above, REC means registrational expansion cohort; MCA means muscle content-adjusted; MHC means myosin heavy chain; Q4W means every 4 weeks; and SEM means standard error of the mean.

In addition, in the REC, functional improvement was observed across multiple clinical endpoints, and lung function (as measured by forced vital capacity percent predicted, or FVC%p) remained stable with clear separation from placebo. Two of these endpoints, RFF Velocity and 10-Meter Walk/Run Velocity, both improved relative to placebo at six months with a nominal p<0.05, even though the study was not powered to demonstrate statistical significance in any of the functional measures (post-hoc analysis; the prespecified statistical analysis plan did not include formal hypothesis testing for any functional endpoint). Importantly, lung function, the loss of which is a leading cause of mortality in DMD, as measured by Forced Vital Capacity Percent Predicted was preserved at six months compared to a decline in placebo. In December 2025, we also reported long-term results from the MAD cohorts, including 24-month functional data from six participants that were randomized to the 10 mg/kg Q4W cohort and escalated to 20 mg/kg Q4W after six months, 18-month functional data from the six participants that were randomized to the 20 mg/kg Q4W cohort, and pooled 18-month functional data from both cohorts, showing sustained functional improvement across multiple functional endpoints out to 24 months.

In December 2025, we reported safety and tolerability data from the DELIVER trial based on 86 total participants in the DELIVER trial and followed for up to 36 months, including participants initially enrolled in the MAD cohorts and the REC and who have transitioned to the longer-term extension portions of the trial. As of August 19, 2025, z-rostudirsen continued to demonstrate a favorable safety profile, and most related treatment emergent adverse events, or TEAEs, were mild or moderate. The most commonly reported related TEAEs were pyrexia (fever) and headache. No related serious TEAEs were observed in the REC.

We plan to submit a BLA to the FDA for U.S. Accelerated Approval in the second quarter of 2026 based on dystrophin as a surrogate endpoint. We continue to expect a potential U.S. launch of z-rostudirsen in the first quarter of 2027, assuming the FDA grants priority review and approval is received on the anticipated timeline. Further, we plan to initiate a global confirmatory Phase 3 clinical trial of z-rostudirsen in the second quarter of 2026, and we have aligned with the FDA on the Phase 3 trial design and protocol. We continue to pursue approval pathways outside of the United States for z-rostudirsen.

Myotonic dystrophy type 1 (DM1)

Overview

We are developing our product candidate, z-basivarsen, to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that causes the disease. Z-basivarsen consists of our proprietary Fab conjugated with a clinically-validated linker to an ASO and is designed to reduce the accumulation of DMPK pre-mRNA in the nucleus, release splicing proteins and potentially stop or reverse disease progression. In in vitro and in vivo preclinical studies supporting our DM1 program, we have observed a reduction in nuclear foci and toxic nuclear DMPK RNA, correction of splicing changes, reversal of myotonia, which is a neuromuscular condition in which the relaxation of a muscle is impaired, and enhanced muscle distribution. Z-basivarsen is currently being evaluated in the ACHIEVE trial, a Phase 1/2 global clinical trial of adult patients with DM1. ACHIEVE, which is designed to be a registrational trial, consists of a 24-week MAD randomized, placebo-controlled period, a 24-week OLE, a 96-week long-term extension and a registrational expansion cohort.

In January 2025, we announced the completion of the MAD portion of the trial and announced significant splicing correction at three months compared to baseline and observed functional improvement across multiple clinical endpoints at the registration dose of 6.8 mg/kg administered once every eight weeks, or Q8W. In June and October 2025, we reported positive long-term efficacy and safety data from adult DM1 patients enrolled in the MAD portion of the ACHIEVE trial including data from the 6.8 mg/kg Q8W cohort (n=6) at up to 12 months, showing robust and sustained improvement in myotonia as measured by video hand-opening time, or vHOT.

Disease overview and prevalence

DM1 is a monogenic, autosomal dominant, progressive disease that primarily affects skeletal, cardiac and smooth muscles. DM1 patients can suffer from various manifestations of the disease including myotonia, muscle weakness, CNS manifestations including fatigue, cognition and sleep complications, gastrointestinal, or GI, complications, cardiac arrhythmias, and respiratory problems.

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

DM1: Genetic basis and clinical presentation

DM1 is estimated to have a genetic prevalence of 1 in 2,500 to 1 in 8,000 people in the United States and Europe, affecting approximately 40,000 people in the United States and over 55,000 people in the European Union. However, we believe that the patient population is currently underdiagnosed due to lack of available therapies as is observed for other rare diseases. DM1 is highly variable with respect to disease severity, presentation and age of onset.

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

Our approach - Z-Basivarsen

Our program is designed to address the genetic basis of DM1 by targeting the toxic nuclear DMPK RNA that is the cause of the disease. Our product candidate, z-basivarsen, consists of our proprietary Fab targeting TfR1 conjugated to an ASO to reduce the levels of mutant DMPK RNA in the nucleus, thereby releasing splicing proteins, allowing normal mRNA processing and translation of normal proteins, and potentially stopping or reversing disease progression. The ASO is a gapmer oligonucleotide that is designed to translocate to the nucleus, bind its complementary sequence on the DMPK RNA, recruit RNAseH1 to degrade DMPK RNA and thus reduce toxic nuclear DMPK RNA. We have chosen to develop our product candidate with an ASO because single-stranded ASOs preferentially target nuclear RNAs, which is essential for degradation of toxic nuclear DMPK RNA. Z-basivarsen has been awarded orphan drug designation for the treatment of DM1 by both the FDA and the European Medicines Agency, or EMA. The FDA has granted Fast Track and Breakthrough designations for z-basivarsen for the treatment of DM1.

Preclinical data

We have conducted extensive preclinical studies supporting the development of z-basivarsen in multiple preclinical disease models. In in vitro and in vivo preclinical studies, we observed a reduction of nuclear foci, correction of splicing and reversal of myotonia in disease models, as well as reduction of toxic human nuclear DMPK in a hTfR1/DMSXL DM1 mouse model developed by us. In NHPs, z-basivarsen demonstrated a favorable safety profile and achieved enhanced muscle distribution as evidenced by a reduction in wild-type DMPK RNA.

Phase 1/2 ACHIEVE Clinical Trial of Z-Basivarsen in DM1

Z-basivarsen is currently being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial consisting of a 24-week MAD, randomized, placebo-controlled period, a 24-week OLE, a 96-week long-term extension, and a registrational expansion cohort. The primary endpoints of the MAD portion of the trial were safety and tolerability; with secondary endpoints of pharmacokinetics and pharmacodynamics, including change from baseline in splicing as measured by the composite alternative splicing index, or CASI-22, myotonia, as measured by vHOT, as well as multiple measures of muscle strength and function and patient-reported outcomes, including the Myotonic Dystrophy Health Index, or MDHI. In the MAD portion of the ACHIEVE trial, patients were randomized to receive z-basivarsen or placebo intravenously every four weeks or every eight weeks for 24 weeks, depending on cohort. Patient cohorts were dosed from 1.8 mg/kg to 6.8 mg/kg (approximate ASO dose). Following the MAD placebo-controlled period, patients transitioned to z-basivarsen treatment in the OLE portion of the trial and in the long-term extension.

In January 2025, we announced the completion of the MAD portion of the ACHIEVE trial in adults with DM1 and reported efficacy and safety data, including data from the 6.8 mg/kg Q8W cohort (n=8) at up to 6 months. At the 6.8 mg/kg Q8W dose, z-basivarsen resulted in significant splicing correction at 3 months compared to baseline, early and robust improvement in myotonia at six months, improvement in multiple functional endpoints, beginning at 3 months and continuing at 6 months, and improvement in patient reported outcomes, including scales assessing CNS disease manifestations, at 6 months.

In June and October 2025, we reported positive long-term efficacy and safety data from adult DM1 patients enrolled in the MAD portion of the ACHIEVE trial, including data from the 6.8 mg/kg Q8W cohort (n=6) at up to 12 months. At the 6.8 mg/kg Q8W dose, z-basivarsen demonstrated robust and sustained improvement in myotonia as measured by vHOT as well as sustained improvements across multiple other endpoints. Treatment with z-basivarsen led to an improvement in vHOT of 3.3 seconds as compared to placebo at 6 months, and data demonstrated that mean improvements at 6 months were sustained at 12 months for vHOT, 10-Meter Walk/Run Test, or 10MWR, 5 Times Sit to Stand Test, or 5xSTS, MDHI, and Qualitative Muscle Testing, or QMT, which demonstrated a 10% improvement in strength at 6 months, increasing to 20% at 12 months relative to baseline. Improvements from baseline were also observed in the 9-Hole Peg Test, a measure of upper limb function focused on manual dexterity and coordination; QMT scores across both upper and lower extremities showing robust and sustained improvement; MDHI subscales of mobility, ability to do activities and upper extremity function showing robust and sustained improvement; and the Patient Global Impression of Change, and Clinician Global Impression of Change, scales showing improvement in overall disease burden.

In June 2025, we also reported updated safety and tolerability data from the 56 patients enrolled through the MAD and OLE portions of the ACHIEVE trial. As of the data cutoff date of April 23, 2025, z-basivarsen demonstrated a favorable safety profile. Additionally, the majority of treatment-emergent adverse events were mild or moderate, and no related serious treatment-emergent adverse events were identified.

The ACHIEVE trial also includes a REC, which is currently ongoing. The primary endpoint in the REC is the change from baseline in middle finger myotonia as measured by vHOT at 6 months compared to placebo, which is intended to serve as an intermediate clinical endpoint for U.S. Accelerated Approval. Secondary endpoints include change from baseline in splicing as measured by CASI-22, muscle strength as assessed by QMT, performance on both the 10MWR and 5xSTS, as well as the MDHI, all at 6 months compared to placebo. We intend that the data from the REC portion and ongoing long-term extension portions of the ACHIEVE trial will support a potential submission for U.S. Accelerated Approval.

The ACHIEVE REC is expected to enroll 60 patients at the 6.8 mg/kg Q8W. We expect to complete enrollment in the REC in the second quarter of 2026, with data from this cohort planned for the first quarter of 2027 and potential submission for U.S. Accelerated Approval planned for early in the third quarter of 2027.

We plan to initiate a global confirmatory Phase 3 clinical trial of z-basivarsen in March 2026, and we have aligned with the FDA on the Phase 3 trial design and protocol. We continue to pursue approval pathways for z-basivarsen outside of the United States. We anticipate a potential launch of z-basivarsen in the first quarter of 2028, assuming we receive favorable data, priority review is granted, and FDA approval is received on the anticipated timeline.

Facioscapulohumeral Dystrophy (FSHD)

Overview

We are developing DYNE-302 to address the genetic basis of FSHD by reducing DUX4 expression in muscle tissue. In June 2024 and June 2025, we announced new preclinical data for DYNE-302, our product candidate for FSHD, that demonstrated robust and durable DUX4 suppression and functional benefit in a mouse model. We generated these data using an innovative hTfR1/iFLExD mouse model we developed that expresses TfR1 and enables tunable DUX4 induction in skeletal muscle. In hTfR1/iFLExD mice, a single intravenous dose of DYNE-302 resulted in dose-dependent and robust reduction of the DUX4 transcriptome that lasted up to three months, with benefit on muscle structure and function. DYNE-302 also demonstrated high in vitro potency in FSHD patient-derived myotubes. We are progressing DYNE-302 toward clinical development.

Disease overview and prevalence

FSHD is one of the most common muscular dystrophies and affects both sexes equally, with onset typically in teens and young adults. FSHD is characterized by progressive skeletal muscle loss that initially causes weakness in muscles in the face, shoulders, arms and trunk and progresses to weakness in muscles in lower extremities and the pelvic girdle. Skeletal muscle weakness results in significant physical limitations, including progressive loss of facial muscles that can cause an inability to smile or communicate, difficulty using arms for activities of daily living and difficulty getting out of bed, with many patients ultimately becoming dependent upon the use of a wheelchair for daily mobility activities. We estimate that the patient population is between 15,000 and 40,000 in the United States and approximately 20,000 to 50,000 in the European Union. We believe that there may be additional patients who are not formally diagnosed due to a perceived difficulty of obtaining a diagnosis and the fact that there are no approved treatments. Approximately two-thirds of cases are familial-inherited in an autosomal dominant fashion and one-third of cases occur randomly or as a result of environmental factors. FSHD affects all ethnic groups with similar incidence and prevalence.

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

FSHD: genetic basis and disease process

Current approaches and limitations

There are currently no approved therapies for FSHD, and patients are treated with pain management and physical therapy. There are a number of product candidates in clinical development, including delpacibart braxlosiran, an antibody oligonucleotide conjugate which targets DUX4 being evaluated in a Phase 3 clinical trial. To aid in the development of therapies for FSHD, we are sponsoring an ongoing natural history study seeking to validate new clinical outcome assessments and evaluate physiological biomarkers to support the design and implementation of future clinical trials.

Pompe Disease

Overview

We are developing DYNE-401 to deliver an enzyme replacement therapy to address the deficiency of the lysosomal enzyme, GAA that causes Pompe disease. We engineered FORCE-GAA by leveraging the FORCE platform and evaluated efficacy in vivo using hTfR1/6Neo mice that were developed by crossing the well-established 6Neo mouse model of Pompe with mice expressing human transferrin receptor 1. Using this approach, intravenous, or IV, administration cleared glycogen in muscle and the CNS and normalized lysosomal size in hTfR1/6Neo mice. This approach reduced serum neurofilament light chain, a biomarker of axonal injury, providing evidence of benefit in the CNS and displayed superior dose potency compared to GAA alone. Additional data with this approach supported the potential for monthly dosing which is less frequent than approved enzyme replacement therapies for Pompe.

Disease overview and prevalence

Pompe disease is a rare, severe neuromuscular disorder caused by deficiency of GAA. Lack of GAA leads to glycogen accumulation and increase in lysosomal size in muscle and subsequent weakness, cardiomyopathy and respiratory failure. Enzyme replacement therapy with GAA is the standard of care and increases survival but has inadequate efficacy in skeletal muscle. Pompe is also characterized by CNS manifestations, including behavioral and cognitive deficits due to glycogen accumulation in CNS cells, which are not addressed by the standard of care therapy. We estimate that the patient population for Pompe is approximately 4,500 in the United States and 5,500 in the European Union.

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

Discovery Programs and Pipeline Expansion Opportunities

We intend to expand our FORCE portfolio by pursuing programs in additional indications, including additional diseases involving the CNS, rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases. By rationally selecting therapeutic payloads to conjugate with our proprietary FORCE platform, we plan to develop product candidates to address the genetic basis of additional muscle diseases. For example, we plan to prioritize ASOs for indications driven by nuclear genetic targets and siRNAs for indications driven by cytoplasmic targets. We have completed screening and identified potent ASO and siRNA payloads against a number of cardiac and metabolic targets. We may selectively establish strategic collaborations for certain of these programs where we believe we could benefit from the resources or capabilities of other biopharmaceutical companies. We may also seek strategic collaborations where we believe we can utilize our FORCE platform to enhance delivery of third-party payloads to muscle tissue.

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

As of December 31, 2025, we owned 70 patent application families related to our business, comprised of eleven U.S. provisional patent applications, 54 issued U.S. patents, 53 pending U.S. non-provisional patent applications, six pending Patent Cooperation Treaty, or PCT, patent applications, 472 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, Macau, South Korea, Mexico, New Zealand, Singapore, and South Africa, and fourteen granted foreign patents. We exclusively licensed one patent family, comprised of three issued U.S. patents, two pending U.S. patent applications and one issued European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.

Our owned and licensed patent estate covers various aspects of our programs and technology, including our FORCE platform, proprietary antibodies, oligonucleotide conjugates, enzyme conjugates, methods of treatment and aspects of manufacturing. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2039 through 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

Additionally, in December 2025, for no monetary consideration, we entered into a global cross-license agreement with Avidity Biosciences, Inc., pursuant to which each party granted to the other a royalty-free, fully paid up, non-exclusive license with the right to sublicense, to certain of such party’s patent rights for the development, testing, manufacture and commercialization of product candidates and programs in development.

FORCE platform

With regard to our FORCE platform, as of December 31, 2025, we owned three issued U.S. patents, nine pending U.S. non-provisional patent applications, and 71 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, Macau, South Korea, Mexico, Singapore, and South Africa. These applications relate to various aspects of our FORCE platform including proprietary antibodies, oligonucleotide conjugates, enzyme conjugates, methods of manufacture and methods of treatment. The three issued U.S. patents are expected to expire in 2042 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire from 2039 to 2042; however, patent term extension may be available.

DMD programs (exons 51, 53, 45, 44, 55 and other)

With regard to our DMD programs, as of December 31, 2025, we owned 29 issued U.S. patents, 14 pending U.S. non-provisional patent applications, eight granted foreign patents and 170 pending foreign patent applications in Australia, Brazil, China, Canada, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DMD. The 29 issued U.S. patents are expected to expire in 2039 and 2042 without taking into account any possible patent term extensions. The eight granted foreign patents are expected to expire in 2039-2041 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039 and 2041 to 2044; however, patent term extension may be available.

DM1 program

With regard to our DM1 program, as of December 31, 2025, we owned one pending PCT patent application, 21 issued U.S. patents, ten pending U.S. non-provisional patent applications, ten granted foreign patents, and 102 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of DM1. The 21 issued U.S. patents are expected to expire in 2039, 2042 and 2043 without taking into account any possible patent term extensions. The ten granted foreign patents are expected to expire in 2039-2041 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire from 2039 to 2045; however, patent term extension may be available.

FSHD program

With regard to our FSHD program, as of December 31, 2025, we owned two pending PCT patent applications, 13 issued U.S. patents, one pending U.S. provisional patent application, eight pending U.S. non-provisional patent applications, five granted foreign patents and 73 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of FSHD. The 13 issued U.S. patents are expected to expire in 2039 and 2042 without taking into account any possible patent term extensions. The five granted foreign patents are expected to expire in 2039 and 2041 without taking into account any possible patent term extensions. Any additional patents issued from these applications are expected to expire in 2039 and 2041 to 2046; however, patent term extension may be available. We also in-license a patent family from the University of Mons, or UMONS, comprising two pending U.S. patent applications. Any patents issued from these applications are expected to expire in 2031; however patent term extension may be available.

Pompe Program

With regard to our Pompe program, as of December 31, 2025, we owned one pending PCT patent application, two pending U.S. provisional patent applications, and eight pending foreign patent applications in Canada, China, Europe, Eurasia, Israel, Japan, South Korea, and South Africa. These patent filings relate to composition of matter and methods of treating disease involving our FORCE platform in the context of Pompe disease. Any patents issued from these applications are expected to expire in 2039, 2045, and 2046; however, patent term extension may be available.

Discovery programs

With regard to our discovery programs, as of December 31, 2025, we owned seven pending U.S. provisional patent applications, five pending U.S. non-provisional patent applications, and 24 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, South Korea, Mexico, Singapore, and South Africa. These applications relate to composition of matter and methods of treating disease involving our FORCE platform in the context of a variety of additional rare skeletal muscle diseases, as well as cardiac and metabolic muscle diseases and diseases involving the CNS. Any patents issued from these applications are expected to expire in 2039, 2041, 2042, and 2046; however, patent term extension may be available.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The protection afforded by a patent varies on a product-by-product basis, from jurisdiction-to-jurisdiction, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments and regulatory-related patent term extensions, the availability of legal remedies in a particular jurisdiction and the validity and enforceability of the patent. Patent laws and related enforcement in various jurisdictions outside of the United States are uncertain and may not protect our rights to the same extent as the laws of the United States. Changes in the patent laws and rules, whether by legislation, judicial decisions or regulatory interpretation, in the United States and other jurisdictions may have uncertain effects that could improve or diminish our ability to protect our inventions and obtain, maintain, defend and enforce our patent rights, and could therefore affect the value of our business in uncertain ways.

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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. A novel steroid, AGAMREE (vamorolone) has been approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. Givinostat, a histone deacetylase, or HDAC, inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the United States by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 and exon 45 skipping respectively, currently being evaluated in Phase 1/2 clinical trials; BioMarin Pharmaceuticals, Inc. with BMN-351, an ASO for patients amenable to exon 51 skipping which is being evaluated in a Phase 1/2 clinical trial; SQY Therapeutics with SQY-51, a PMO for patients amenable to exon 51 skipping, which is also being evaluated in a Phase 1/2 clinical trial; NS Pharma, Inc. with NS-050/NCNP-03 and NS-089/NCNP-02, which are PMOs in Phase 1/2 and Phase 2 clinical trials for exon-50 and exon 44 skipping amenable DMD respectively; and Avidity with delpacibart zotadirsen (formerly known as AOC-1044), an antibody oligonucleotide conjugate for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial, which recently reported positive topline data and intent to file for accelerated approval with the FDA in 2026. In addition, gene therapies to treat DMD are in clinical development, including by Solid Biosciences Inc. (SGT-003), REGENXBIO Inc. (RGX-202), Genethon (GNT-0004), and Insmed (INS1201). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for children and adults with DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; delpacibart etedesiran (formerly AOC-1001), an antibody-linked siRNA being evaluated in a Phase 3 clinical trial by Avidity Biosciences, Inc., or Avidity; PGN-EDODM1, a peptide-linked PMO currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; ARO-DM1, a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc.; ATX-01, a lipophilic peptide conjugated anti-miR designed to target microRNA 23b currently being evaluated in a Phase 1/2 clinical trial by ARTHEx Biotech S.L.; VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex, being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the European Union and Australia; SAR446268, an adeno-associated virus-, or AAV-, medicated gene therapy currently being evaluated in a Phase 1/2 clinical trial by Sanofi S.A., or Sanofi, in the United States and Argentina; and JUV-161, an AKT-signaling activator currently in a Phase 1 single-ascending dose clinical trial in healthy volunteers by Juvena Therapeutics Inc., or Juvena, in Australia.

There are currently no therapies approved to treat FSHD. Products currently in development for FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 3 clinical trial and licensed by Arrowhead Pharmaceuticals, Inc. to Sarepta; delpacibart braxlosiran(formerly AOC-1020), an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity and RO7204239, an anti-latent myostatin antibody by Roche Pharmaceuticals that is in a Phase 2 clinical trial. Satralizumab, an anti-IL-6 antibody, is being evaluated in a Phase 2 clinical trial by the University Hospital of Nice. EpiCrispr Biotechnologies is developing an AAV-delivered CRISPR epigenome modification therapy targeting DUX4 that is currently in Phase 1/2 clinical trials. Scholar Rock Holding Corporation cleared its IND application for apitegromab in FSHD with Phase 2 study initiation and patient dosing expected in mid-2026. Several other companies have therapies targeting DUX4 in preclinical development (e.g., Facio Biotherapies Pty Ltd, Kate Therapeutics Inc. (acquired by Novartis), Souffle Therapeutics, and Ionis Pharmaceuticals, Inc., or Ionis).

There are three currently approved medicines for Pompe disease, all of which are enzyme replacement therapies: Myozyme/Lumizyme (alglucosidase alfa) and Nexviazyme/Nexviadyme (avalglucosidase alfa) by Sanofi, and Pombiliti + Opfolda (cipaglucosidase alfa-atga in combination with miglustat) by Amicus Therapeutics, Inc. Beyond these marketed products, the Pompe clinical pipeline consists of several clinical-stage product candidates that aim to address Pompe disease via alternative strategies. ACTUS-101, a gene therapy delivered to the liver for continuous, endogenous production of GAA, is currently being evaluated in a Phase 1/2 clinical trial by AskBio, Inc., or AskBio. AskBio, which is wholly owned by Bayer AG, also has its AB-1009 gene therapy program that is in a Phase 1/2 clinical trial in the United States for late-onset Pompe disease, or LOPD. AT-845 is a muscle-targeted gene therapy currently being evaluated in a Phase 1/2 clinical trial by Astellas Pharma US, Inc. for LOPD. In addition, ABX-1100 by ARO Biotherapeutics Co. and MZE-001 by Maze Therapeutics, Inc. are substrate reduction therapies in Phase 1 clinical trials. Denali Therapeutics, Inc. also announced plans to initiate a Phase 1 trial for its enzyme replacement therapy in January 2026.

We also expect to compete more generally with other companies developing alternative scientific and technological approaches to the treatment of muscle diseases, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis and Sarepta, as well as gene therapy and gene editing approaches.

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

With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies.

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

On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” In light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of new drug applications, or NDAs.

Additionally, in September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.

In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in in evaluating the clinical benefit of a medical product.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements, the FDA, as of January 31, 2026, has issued eight notices of non-compliance, thereby signaling the government's willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the United States. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the United States. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the United States.

Submission and filing of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2026 is approximately $4.7 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2026 is approximately $0.4 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

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

Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed. While complete response letters, or CRLs, were previously treated by the

FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

On June 17, 2025, the FDA announced the creation of the Commissioner’s National Priority Voucher, or CNPV, Program. Vouchers issued under this program can be redeemed by sponsors to shorten the review time of a BLA from approximately ten to twelve months to one to two months. The FDA has indicated that the CNPV Program will convene experts from the FDA’s offices for a team-based review rather than using the standard review system. Clinical data will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under the CNPV Program will be given to companies aligned with U.S. national priorities.

In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles is intended to allow sponsors to rely on a single-arm trial in support of approval of biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the

California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that went into effect in 2025. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Clinical trial approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. All clinical trials in the European Union (including those which are ongoing) are subject to the CTR.

Beyond streamlining the process, the CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (EU Member States concerned). Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.

The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register (https://eudract.ema.europa.eu).

PRIME designation in the European Union

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, which are often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP or Committee for Advanced Therapies, are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single MAA by the European Commission, or EC, that is valid for all EU Member States. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The EC grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation with a time limit of 150 days may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, a sponsor submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. On the basis of its review, the CHMP provides a scientific opinion on whether or not an MAA should be granted for a product candidate. Within 15 calendar days of receipt of a final opinion from the CHMP, the EC must prepare a draft decision concerning an MAA. This draft decision must take the CHMP opinion and any relevant provisions of EU law into account. Before arriving at a final decision, the EC must consult the Standing Committee on Medicinal Products for Human Use. This committee is composed of representatives of the EU Member States and is chaired by a non-voting EC representative. The decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product candidate is applying to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If the relevant EU Member State cannot approve the reference EU Member State’s assessment report due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the EC, whose decision is binding on all EU Member States.

Conditional marketing authorization

In specific circumstances, EU legislation on Conditional Marketing Authorizations for Medicinal Products for Human Use, or conditional marketing authorization, enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an MAA under Article 14-a of Regulation (EC) No 726/2004. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if: (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Regulatory data protection in the European Union

In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic MAA can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

In November 2020, the EC launched a review of the EU’s pharmaceutical legislation, including its provisions governing regulatory exclusivity. The EC’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of eleven years. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.

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

Periods of authorization and renewals

An MAA is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory requirements after marketing authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended. At the same time, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

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

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the EC or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, such as arbitrage between low-priced and high-priced EU Member States, can further reduce prices.

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, entered into force on May 1, 2021. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the primary basis of regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the European Union. In April 2025, the U.K. Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed to replace the prior requirements in the United Kingdom. that were based on the repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the CTR.

As of January 1, 2024 on, a new international recognition procedure, or IRP, applies in the United Kingdom and is intended to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a Mutual Recognition and Decentralised Procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.

Furthermore, the EU General Data Protection Regulation, or GDPR, continues to apply in the United Kingdom in substantially unvaried form under the UK GDPR and is complemented by the U.K. Data Protection Act of 2018, which achieved Royal Assent on May 23, 2018 and remains effective in the United Kingdom in amended form. The United Kingdom has already determined that it considers all of the EU Member States and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the EC appears to deem the United Kingdom as being "essentially adequate" for purposes of data transfer from the European Union to the United Kingdom. On December 19, 2025, the EC renewed this decision until December 27, 2031. The United Kingdom and the United States have also agreed to a U.S.- U.K. “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the United Kingdom to the United States.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would legitimize the transfer of personal data from the European Union to the United States. The EC initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and adopted that decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business operations in the European Union.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payer not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payer to payer. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to any companion diagnostics.

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

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost-effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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
•
the federal civil and criminal false claims laws, including the civil False Claims Act, false statement laws and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
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

Healthcare reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government healthcare programs.

Since enactment of the ACA, there have been, and continue to be, numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the ACA would have on our business.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation but, with passage of the One Big Beautiful Bill Act on July 3, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most favored nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the Administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the Administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organization for Economic Co-Operation and Development countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.

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

Employees and human capital

As of February 27, 2026, we had 258 full-time employees. Of the 258 employees, a total of 77 employees hold M.D. or Ph.D. degrees. Of these employees, 168 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net losses were $446.2 million for the year ended December 31, 2025 and $317.4 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $1.4 billion. To date, we have financed our operations with the proceeds raised from the sale of equity securities and borrowing under the Loan Agreement with Hercules. We have devoted substantially all of our financial resources and efforts to research and development. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our product candidates for DMD, DM1, FSHD and Pompe and any additional product candidates we may develop;
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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of z-rostudirsen and z-basivarsen, and the preclinical and clinical development of DYNE-302, our FSHD product candidate, DYNE-401, our Pompe disease product candidate, and DYNE-253, DYNE-245, DYNE-244 and DYNE-255, our product candidates for DMD amenable to skipping exons 53, 45, 44 and 55, respectively, and any additional product candidates we may develop, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.1 billion.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2028. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements, and terms loans under our Loan Agreement with Hercules. For example, in June 2025, we entered into the Loan Agreement with Hercules providing for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, three additional term loan tranches totaling up to $115.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $60.0 million. In December 2025, we entered into the First Amendment to the Loan Agreement, or the First Amendment, pursuant to which a second term loan tranche was funded in an aggregate principal amount of $50.0 million. Following entry into the First Amendment and the borrowing of the second term loan tranche, we have two additional term loan tranches we may borrow pursuant to the Loan Agreement, totaling up to $75.0 million, which are available subject to the achievement of specified clinical, regulatory and commercial milestones, and a final term loan tranche of up to $50.0 million, which is available subject to approval by the Hercules investment committee in its discretion. However, if we do not satisfy the specified clinical, regulatory and commercial milestones or the Lenders do not otherwise approve the discretionary tranche, we may not have access to the remaining amounts under the term loans. Other than the Loan Agreement with Hercules, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Any debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2025, we had federal NOL carryforwards of $981.6 million and state NOL carryforwards of $1.0 billion.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change taxable income. We completed a Section 382 study of transactions in our stock through December 10, 2025 and concluded that we have experienced ownership changes since inception that we believe under Sections 382 and 383 of the Code will result in limitations in our ability to use certain pre-change NOLs and credits. We will continue to analyze the impacts of Section 382 from future transactions in our stock. In the future, we may experience additional ownership changes as a result of equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

On June 27, 2025, we entered into the Loan Agreement with Hercules and the other lenders party thereto, which we refer to as the Lenders, providing for term loans in an aggregate principal amount of up to $275.0 million available as follows: (i) an initial term loan tranche funded on June 27, 2025 in an aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, three additional term loan tranches totaling up to $115.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $60.0 million. In December 2025, we entered into the First Amendment, pursuant to which a second term loan tranche was funded in an aggregate principal amount of $50.0 million. Following entry into the First Amendment and the borrowing of the second term loan tranche, we have two additional term loan tranches we may borrow pursuant to the Loan Agreement, totaling up to $75.0 million, which are available subject to the achievement of specified clinical, regulatory and commercial milestones, and a final term loan tranche of up to $50.0 million, which is available subject to approval by the Lenders’ investment committee in their discretion. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of our property, inclusive of intellectual property, subject to customary permitted liens and other exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant, which we refer to as the Minimum Cash Covenant, requiring that we maintain specified levels of cash in accounts subject to a control agreement in favor of Hercules, or the Qualified Cash, during the period commencing on January 1, 2027. The Minimum Cash Covenant will initially be set at 60% of the then outstanding obligations under the Loan Agreement, is subject to adjustment and will not be tested at any time when our market capitalization is greater than $1.65 billion. We are also required to maintain minimum net product revenue from the sale of z-rostudirsen and z-basivarsen starting nine months after FDA approval of z-rostudirsen or z-basivarsen, which we refer to as the Minimum Revenue Covenant, if the outstanding obligations under the Loan Agreement exceed $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of our outstanding obligations under the Loan Agreement or (ii) our market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of our outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, enter into transactions with affiliates, make payments on other indebtedness and sell assets, subject in each case to certain exceptions. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement, the terms of such additional indebtedness could further restrict our operating and financial flexibility.

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

If we fail to comply with the Minimum Cash Covenant, the Minimum Revenue Covenant or the other covenants under the Loan Agreement, it will result in an event of default. Upon the occurrence of an event of default, and subject to any specified cure periods, all amounts owed under the Loan Agreement may be declared immediately due and payable by the Lenders, and the Lenders may foreclose on collateral.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of any future clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a Diversity Action Plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for the DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law as FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025 on diversity, equity and inclusion programs, the FDA removed the draft DAP guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of applications for marketing approval.

The regulatory landscape related to clinical trials in the European Union has also evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these requirements, our ability to conduct clinical trials may be delayed or halted.

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

We have not completed clinical development of any product candidate. As a result, our belief in the capabilities of our platform, including our belief that we have demonstrated proof of concept of our FORCE platform, is based on early research, preclinical studies and data from clinical trials of our product candidates. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the initial results of any clinical trials, such as initial results of DELIVER and ACHIEVE that we have reported, may not be predictive of the final results of those trials or the results of any later clinical trials, and may also not be predictive of results of clinical trials in other indications. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, certain of our hypotheses regarding the potential benefits of our product candidates compared to alternative therapies and treatments are based on cross-trial comparisons of results that were not derived from head-to-head clinical trials. Such clinical trial data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, these cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of our product candidates compared to other product candidates that may have been approved previously.

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

Although other oligonucleotide therapeutics have received regulatory approval, our approach for our DMD and DM1 programs, which combine oligonucleotides with a Fab, is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of product candidates we may develop compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of conjugated oligonucleotide therapeutics.

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

We do not expect to independently conduct all aspects of our product manufacturing, or our research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CMOs, for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for portions of our animal testing, preclinical research and for the conduct of our clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

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

We may from time to time depend on single-source suppliers for some of the components and materials used in any product candidate we may develop. For instance, we currently use a single or limited number of suppliers for each of our Fab, linkers and payloads. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics,

Inc.. A novel steroid, AGAMREE (vamorolone) has also been approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. Givinostat, an HDAC inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the United States by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; Entrada Therapeutics, Inc. with ENTR-601-44, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 and exon 45 skipping, respectively, currently being evaluated in Phase 1/2 clinical trials; BioMarin Pharmaceuticals, Inc. with BMN-351, an ASO for patients amenable to exon 51 skipping which is being evaluated in a Phase 1/2 clinical trial; SQY Therapeutics with SQY-51, a PMO for patients amenable to exon 51 skipping, which is also being evaluated in a Phase 1/2 clinical trial; NS Pharma, Inc. with NS-050/NCNP-03 and NS-089/NCNP-02, which are PMOs in Phase 1/2 and Phase 2 clinical trials for exon-50 and exon 44 skipping amenable DMD respectively; and Avidity with delpacibart zotadirsen (formerly known as AOC-1044), an antibody oligonucleotide conjugate for patients amenable to exon 44 skipping being evaluated in a Phase 1/2 clinical trial, which recently reported positive topline data and intent to file for accelerated approval with the FDA in 2026. In addition, gene therapies to treat DMD are in clinical development, including Solid Biosciences Inc. (SGT-003), REGENXBIO Inc. (RGX-202), Genethon (GNT-0004), and Insmed Inc. (INS1201). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for children and adults with DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; delpacibart etedesiran (formerly AOC-1001), an antibody-linked siRNA being evaluated in a Phase 3 clinical trial by Avidity; PGN-EDODM1, a peptide-linked PMO, currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; ARO-DM1, a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc.; ATX-01, a lipophilic peptide conjugated anti-miR designed to target microRNA 23b currently being evaluated in a Phase 1/2 clinical trial by ARTHEx Biotech S.L.; VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the European Union and Australia; SAR446268, an AAV-medicated gene therapy currently being evaluated in a Phase 1/2 clinical trial by Sanofi in the United States and Argentina; and JUV-161, an AKT-signaling activator currently in a Phase 1 single-ascending dose clinical trial in healthy volunteers by Juvena in Australia.

There are currently no therapies approved to treat FSHD. Products currently in development for FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 3 clinical trial and licensed by Arrowhead Pharmaceuticals, Inc. to Sarepta; delpacibart braxlosiran (formerly AOC-1020), an antibody oligonucleotide conjugate being evaluated in a Phase 1/2 clinical trial by Avidity and RO7204239, an anti-latent myostatin antibody by Roche Pharmaceuticals that is in a Phase 2 clinical trial. Satralizumab, an anti-IL-6 antibody, is being evaluated in a Phase 2 clinical trial by the University Hospital of Nice. EpiCrispr Bio is developing an AAV-delivered CRISPR epigenome modification therapy targeting DUX4 that is currently in Phase 1/2 clinical trials. Scholar Rock Holding Corporation cleared its IND application for apitegromab in FSHD with Phase 2 study initiation and patient dosing expected mid-2026. Several other companies have therapies targeting DUX4 in preclinical development (e.g., Facio Biotherapies Pty Ltd, Kate Therapeutics Inc. (acquired by Novartis), Souffle Therapeutics, and Ionis).

There are three currently approved medicines for Pompe disease, all of which are enzyme replacement therapies: Myozyme/Lumizyme (alglucosidase alfa) and Nexviazyme/Nexviadyme (avalglucosidase alfa) by Sanofi, and Pombiliti + Opfolda (cipaglucosidase alfa-atga in combination with miglustat) by Amicus Therapeutics, Inc. Beyond these marketed products, the Pompe clinical pipeline consists of several clinical-stage product candidates that aim to address Pompe disease via alternative strategies. ACTUS-101, a gene therapy delivered to the liver for continuous, endogenous production of GAA currently being evaluated in a Phase 1/2 clinical trial by AskBio. AskBio, which is wholly owned by Bayer AG, also has its AB-1009 gene therapy program that is in a Phase 1/2 clinical trial in the United States for LOPD. AT-845 is a muscle-targeted gene therapy currently being evaluated in a Phase 1/2 clinical trial by Astellas Pharma US, Inc. for LOPD. In addition, ABX-1100 by ARO Biotherapeutics Co. and MZE-001 by Maze Therapeutics, Inc. are substrate reduction therapies in Phase 1 clinical trials. Denali Therapeutics, Inc. also announced plans to initiate a Phase 1 trial for its enzyme replacement therapy in January 2026.

We also expect to compete more generally with other companies developing alternative scientific and technological approaches to the treatment of muscle diseases, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Avidity, Novo Nordisk A/S, DTx Pharma, Inc., Gennao Bio, Inc., Ionis and Sarepta, as well as gene therapy and gene editing approaches.

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

There is a risk that any product candidates we may develop that are approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to U.S. congressional action or otherwise, or that the FDA will not consider any product candidates we may develop to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own 54 issued U.S. patents and fourteen granted foreign patents, and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we are party to a license from the UMONS to certain patent rights and know-how of UMONS. Our license agreement with UMONS imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of the license agreement with UMONS, see Item 1. “Business—Intellectual Property—License Agreement with the University of Mons” in this Annual Report on Form 10-K.

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

Further, under the Pediatric Research Equity Act, or PREA, a new drug application, or NDA, a BLA or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA, or to obtain a waiver or deferral from the conduct of these studies by the Pediatric Committee of the EMA. For any of our product candidates for which we seek regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

In addition, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of mifepristone. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy. On appeal, the U.S. Court of Appeals for the Fifth Circuit held that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Thereafter, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA's actions. On September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to the federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the United Kingdom left the European Union prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.

Further, as of January 1, 2025, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of 8 years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. There will likely be a transition period, with the changes taking effect in mid-2028.

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

If the FDA determines that a product candidate we may develop offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for any product candidates we may develop, and our expectations regarding the timelines for potential commercial launches of z-rostudirsen and z-basivarsen contemplate their receipt of priority review by the FDA. However, the FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate we may develop is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

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

In March 2023 and April 2025, respectively, the EMA and FDA granted orphan drug designation to z-rostudirsen for the treatment of DMD in patients amenable to exon 51 skipping. In May and September 2023, respectively, the EMA and FDA granted orphan drug designation to z-basivarsen for the treatment of DM1. Additionally, in January 2026, the Ministry of Health, Labour and Welfare in Japan also granted orphan drug designation to z-basivarsen for the treatment of DM1. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States and the United Kingdom, such as the UK Bribery Act 2010. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of fifteen drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of fifteen drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. We expect that litigation involving these provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most favored nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals.

On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as the Organization for Economic Co-operation and Development countries with a gross domestic product, or GDP, of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). The pilot programs are proposed to go into effect beginning October 1, 2026.

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

We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the sale of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Union to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.

Following the July 2020 Court of Justice of the European Union judgment invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the CJEU, C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

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

Following the withdrawal of the United Kingdom from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The United Kingdom and the United States have also agreed to a to develop a U.S.-UK "Data Bridge", which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

The Trump administration, in 2025, initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Several countries have reached deals with the United States that include reduced tariff rates to varying levels and other measures, including the United Kingdom, Vietnam, Indonesia, Japan, the Philippines, South Korea, Thailand, Malaysia, Cambodia, China, El Salvador, Argentina, Ecuador, Guatemala, Switzerland, Liechtenstein, Taiwan and countries in the European Union.

The United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China, and the two countries later conducted high-level talks in November 2025 that resulted in a framework deal holding tariffs at 20%. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

Regarding Canada and Mexico, as of October 31, 2025, the rate remained 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Certain other countries, including Japan, South Korea and the United Kingdom, as well as the European Union, have reached agreements with the United States that cap pharmaceutical tariffs at 15%.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States. Thereafter, Trump delayed the October 1, 2025 effective date of the tariffs, announcing that the Administration had now "begun preparing" tariffs on manufacturers that do not build in the United States or enter into a MFN drug pricing agreement with the Trump administration.

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

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and CHMP, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's executive order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA for the 2026 fiscal year through September 30, 2026 at approximately $7 billion with a slight increase in user fees for drug and device companies.

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

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the United States, and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

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

For example, the federal government shut down on October 1, 2025. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. At the same time, the FDA declared that, during the shutdown period, it does not have legal authority to accept user fees assessed for fiscal year 2026 until an appropriation or continuing resolution for the FDA is enacted for such fiscal year. As a result, the FDA will not be able to accept any regulatory submissions for fiscal year 2026 that require a fee payment and that are submitted during the lapse period.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment offer letters with our executive officers, each of them may terminate their employment with us at any time. For example, in 2025, we had several changes in our executive management team. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

As of February 27, 2026, we had 258 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We may acquire businesses, technologies or assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products or product candidates resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 9.8% of our common stock as of February 27, 2026. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of February 27, 2026, we had 165,027,119 shares of common stock outstanding.

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

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats. Cybersecurity considerations are integrated into our enterprise risk management framework and are designed to protect our information systems, safeguard confidential information (including employee and patient information), and support the continuity of our business operations. Our program is informed by industry‑standard security and risk management practices and is designed to evolve with changes in our threat environment and regulatory requirements.

Risk Management and Strategy

We maintain processes, technologies and controls intended to prevent, detect, and respond to cybersecurity threats and to manage material risks arising from such threats. These activities include:

Risk Assessment & Monitoring

We conduct periodic cybersecurity risk assessments and maintain continuous monitoring of our environment, informed by internal processes and by third‑party service providers. We engage independent cybersecurity firms to perform internal and external penetration testing. We also maintain 24x7 Network Operations Center, or NOC, and Security Operations Center, or SOC, monitoring and support services through outsourced providers.

Access to Management & Technical Controls

We utilize access controls, including multifactor authentication, to reduce risks of unauthorized access. Third‑party access to our systems is provisioned using the principle of least privilege and/or role‑based access, as appropriate.

Incident Response & Resilience

We maintain an incident response plan that addresses triage, severity assessment, investigation, escalation, containment, remediation, and compliance with potentially applicable legal obligations and contractual requirements. We periodically test our incident response procedures, including tabletop exercises with IT and security personnel, key internal stakeholders, and external partners. We also periodically test our disaster recovery plans to support business continuity and preparedness for disaster recovery incidents.

Third‑Party & Supply Chain Risk

We assess cybersecurity risks associated with third‑party service providers— including those in our supply chain and those with access to our systems or to employee or patient data—through initial due diligence and periodic reassessments based on risk tiering. We incorporate security requirements into applicable agreements and monitor certain higher‑risk providers on an ongoing basis. Third‑party risks are integrated into our broader risk management processes.

Policies, Training & Awareness

We conduct annual policy re‑training for all employees covering data protection, breach reporting and data classification. We provide periodic cybersecurity awareness training on topics such as social engineering, phishing, password protection, confidential data handling and acceptable use. We also conduct regular simulated phishing tests to reinforce awareness and reporting.

Regulatory Monitoring

We monitor evolving cybersecurity threats and applicable data protection and privacy laws and regulations and update our processes to maintain compliance and resiliency.

Insurance

We maintain cybersecurity risk insurance intended to cover certain costs and liabilities associated with cybersecurity incidents, subject to customary retentions, limits and exclusions. Insurance coverage may not be available for all potential losses.

Governance

Board Oversight

The Audit Committee of the Board of Directors is responsible for oversight of our cybersecurity risk assessment, risk management and incident response procedures. The Audit Committee receives periodic updates from management on cybersecurity threat trends, our risk management and strategy processes, significant developments, and preparedness activities, and it provides updates to the full Board. Members of the Board regularly engage with management on cybersecurity developments and discuss updates to our cybersecurity risk management and strategy programs.

In addition, we maintain two management‑level governance bodies that provide cross‑functional oversight and escalation pathways:

•
An AI Governance Committee, which meets periodically to review risks associated with the development and use of artificial intelligence technologies across the company; and
•
A Security and Privacy Governance Committee, a cross‑functional team of leaders that meets periodically to review internal and external security and privacy risks and to coordinate controls, compliance activities and remediation priorities.

These committees inform management’s reporting to the Audit Committee and facilitate timely escalation of relevant matters.

Management’s Role and Expertise

Our cybersecurity risk assessment, management and strategy processes are led by our Vice President, Head of Technology, a Certified Information Security Manager with over 20 years of experience in information security, privacy, cybersecurity strategy and program implementation. The Vice President oversees prevention, mitigation, detection and remediation activities and is responsible for our incident response plan and escalation processes.

Management is supported by internal and external specialists, including a Senior Engineer for Information Security, who reports to the Vice President and holds a master’s degree in cybersecurity, and by outsourced 24x7 NOC and SOC providers that deliver continuous monitoring and support. Incident severity thresholds and defined escalation criteria govern reporting to senior leadership and the Audit Committee.

Incident Response, Business Continuity and Disaster Recovery

Our incident response plan coordinates internal and third‑party activities to prepare for, respond to and recover from cybersecurity incidents. These activities include identification, triage and severity assessment; investigation and containment; eradication and remediation; and post‑incident lessons learned. As appropriate, we address notification and other legal or contractual obligations. We conduct tabletop exercises involving IT and security personnel, key business stakeholders and external partners to evaluate and improve our effectiveness, and we periodically test disaster recovery plans to help ensure operational resilience.

Third‑Party Risk Management

We evaluate cybersecurity risks associated with third‑party service providers through initial due diligence and periodic reassessments. For providers with access to sensitive data or critical systems, we require adherence to defined security standards and contractual obligations and apply least‑privilege and/or role‑based access controls. We perform ongoing monitoring of certain higher‑risk providers and integrate third‑party risks into our enterprise risk management processes.

Material Impacts from Cybersecurity Threats

Based on our assessments using the processes described above, we have not identified any cybersecurity incidents that have had a material impact on our business strategy, results of operations or financial condition. However, cybersecurity threats continue to evolve and could materially affect us in the future. Additional information about risks related to cybersecurity and privacy is included in Item 1A. Risk Factors, which should be read in conjunction with this Item 1C. We intend to comply with applicable reporting obligations regarding any material cybersecurity incidents.

Ongoing Program Evolution

We continue to evaluate and enhance our cybersecurity capabilities— including governance, controls, monitoring, training, third‑party risk management and resilience measures— as the threat landscape and regulatory requirements evolve. No cybersecurity program can eliminate all risk, and there can be no assurance that our controls will prevent or mitigate all cybersecurity events or their potential impacts.

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

Holders

As of February 27, 2026, we had ten holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the performance of our common stock from December 31, 2020 through December 31, 2025 with the performance of the Nasdaq Composite Index and Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2020 at the closing trading price of $21.00, and that all dividends were reinvested, although dividends have not been declared on our common stock. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Stock Performance Graph
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2020
2021
2022
2023
2024
2025
Dyne Therapeutics, Inc.
Nasdaq Composite
Nasdaq Biotechnology

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

Overview

We are a clinical-stage company focused on delivering functional improvement for people living with genetically driven neuromuscular diseases. Our proprietary FORCE platform is designed to leverage the transferrin receptor 1, or TfR1, to deliver targeted therapeutics to muscle tissue and the central nervous system, or CNS. The FORCE platform utilizes an antigen-binding fragment antibody, or Fab, targeting TfR1 conjugated to a payload that we rationally design to target the genetic basis of the disease we are seeking to treat. With our FORCE platform, we have the flexibility to deploy different classes of payloads (such as oligonucleotides and enzymes) with specific mechanisms of action that modify target functions. We currently leverage this modularity to focus on neuromuscular diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

Using our FORCE platform, we are assembling a broad portfolio of product candidates, including product candidates being developed for Duchenne muscular dystrophy, or DMD, myotonic dystrophy type 1, or DM1, facioscapulohumeral dystrophy, or FSHD, and Pompe disease. In addition, we plan to expand our portfolio through development efforts focused on diseases involving the CNS, rare skeletal muscle diseases, and cardiac and metabolic muscle diseases, including some with larger patient populations. We have identified product candidates for each of our DMD, DM1, FSHD and Pompe programs that are in varying stages of preclinical and clinical development.

DMD

We are developing zeleciment rostudirsen, or z-rostudirsen (also known as DYNE-251), for the treatment of exon 51 skip amenable DMD. Z-rostudirsen is designed to enable the production of near full-length dystrophin in muscle and the CNS to provide functional improvement. Z-rostudirsen has received Breakthrough Therapy, Fast Track and Rare Pediatric Disease designations from the U.S. Food and Drug Administration, or FDA, as well as Orphan Drug designation from the FDA, the European Medicines Agency and the Japanese Ministry of Health, Labour and Welfare for the treatment of individuals with DMD, amenable to exon 51 skipping. Additionally, we are advancing four development candidates (DYNE-253, DYNE-245, DYNE-244 and DYNE-255) for the treatment of DMD amenable to skipping of exons 53, 45, 44, 55, respectively, into IND-enabling studies.

Z-rostudirsen is currently being evaluated in the DELIVER trial, a global Phase 1/2 clinical trial which is designed to be registrational. We plan to submit a biologics license application, or BLA, to the FDA for U.S. Accelerated Approval in the second quarter of 2026 based on dystrophin as a surrogate endpoint. We continue to expect a potential U.S. launch of z-rostudirsen in the first quarter of 2027, assuming FDA grants priority review and FDA approval is received on the anticipated timeline. Further, we plan to initiate a global confirmatory Phase 3 clinical trial of z-rostudirsen in the second quarter of 2026, and we have aligned with the FDA on the Phase 3 trial design and protocol. We continue to pursue approval pathways outside of the United States for z-rostudirsen.

DM1

We are developing zeleciment basivarsen, or z-basivarsen (also known as DYNE-101), for the treatment of DM1. Z-basivarsen is designed to deliver functional improvement in individuals living with DM1 by reducing toxic nuclear DMPK RNA to release splicing proteins and allow normal mRNA processing. Z-basivarsen has been granted Breakthrough Therapy, Orphan Drug and Fast Track designations by the FDA and Orphan Drug designation by the European Medicines Agency and the Japanese Ministry of Health, Labour and Welfare for the treatment of DM1.

Z-basivarsen is being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial which is designed to be registrational. We anticipate a potential U.S. launch of z-basivarsen in the first quarter of 2028, assuming we receive favorable data, priority review is granted, and FDA approval is received on the anticipated timeline. We plan to initiate a Phase 3 clinical trial of z-basivarsen in March 2026, and we have aligned with the FDA on the Phase 3 trial design and protocol. We continue to pursue approval pathways outside of the United States for z-basivarsen.

FSHD

We are developing DYNE-302 for the treatment of FSHD. DYNE-302 is designed to deliver functional improvement in individuals living with FSHD by reducing aberrant DUX4 expression. We are progressing DYNE-302 toward clinical development.

In June 2024 and June 2025, we announced preclinical data for DYNE-302, our product candidate for FSHD, that demonstrated robust and durable DUX4 suppression and functional benefit in a mouse model. We generated these data using an innovative hTfR1/iFLExD mouse model we developed that expresses TfR1 and enables tunable DUX4 induction in skeletal muscle. In hTfR1/iFLExD mice, a single intravenous dose of DYNE-302 resulted in dose-dependent and robust reduction of the DUX4 transcriptome that lasted up to three months, with benefit on muscle structure. DYNE-302 also demonstrated prevention as well as reversal of muscle weakness.

Pompe

We are developing a product candidate, DYNE-401, to deliver an enzyme replacement therapy to address the deficiency of the lysosomal enzyme, GAA, that causes Pompe disease. We engineered FORCE-GAA by leveraging the FORCE platform and evaluated efficacy in vivo using hTfR1/6Neo mice, that were developed by crossing the well-established 6Neo mouse model of Pompe with mice expressing human transferrin receptor 1. Using this approach, intravenous administration cleared glycogen in muscle and the CNS and normalized lysosomal size in hTfR1/6Neo mice. This approach reduced serum neurofilament light chain, a biomarker of axonal injury, providing evidence of benefit in the CNS and displayed superior dose potency compared to GAA alone. Additional data with this approach supported the potential for monthly dosing which is less frequent than approved enzyme replacement therapies for Pompe.

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities and our borrowing under our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the years ended December 31, 2025, 2024 and 2023, we reported net losses of $446.2 million, $317.4 million and $235.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1.4 billion.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
advance our product candidates for DMD, DM1, FSHD and Pompe and conduct research programs in additional indications;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements, and terms loans under our Loan Agreement with Hercules. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as and when needed, we may have to significantly delay, reduce or eliminate the development or future commercialization of one or more product candidates we may develop.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2028.

We have based our estimate as to how long we expect we will be able to fund our operations, debt service obligations and capital expenditure requirements on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and capital resources” below. These estimates do not give effect to any additional funding tranches we may obtain access to under our Loan Agreement with Hercules, subject to the achievement of specified clinical, regulatory and commercial milestones, and do not give effect to any revenue we may generate on commercial sales of any products for which we obtain regulatory approval.

Impact of Tariffs

The U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. While we have not experienced, and do not currently expect to experience, any significant direct impact from these tariffs and retaliatory measures, we could experience a negative impact on our costs of materials and production processes and supply chain disruptions. Supply chain disruptions may impact the development, testing and clinical trials of our product candidates, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.

Components of our results of operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products until at least 2027, if at all. If our development efforts are successful and we commercialize products, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, as well as upfront, milestone and royalty payments from such collaboration or license agreements, or a combination thereof.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect that our research and development expenses will increase substantially as we advance z-rostudirsen and z-basivarsen through clinical trials, in connection with our preclinical and clinical development activities of DYNE-302, our FSHD product candidate, and DYNE-401, our Pompe disease product candidate, and if and as we advance any other product candidates through preclinical studies and clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any product candidate is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits and stock-based compensation for employees in executive, finance, corporate and business development, commercial and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; commercial readiness activities; and facility-related expenses, which include allocated expenses for rent, depreciation and maintenance of facilities and other operating costs.

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

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2025, we had federal and state net operating loss carryforwards of $981.6 million and $1.0 billion, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $49.0 million and $6.2 million which begin to expire in 2039 and 2033, respectively.

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$398,333	$281,406	$116,927
General and administrative	69,851	62,480	7,371
Total operating expenses	468,184	343,886	124,298
Loss from operations	(468,184)	(343,886)	(124,298)
Other (expense) income:
Interest income	29,859	26,922	2,937
Interest expense	(6,192)	—	(6,192)
Other expense, net	(1,697)	(454)	(1,243)
Total other income, net	21,970	26,468	(4,498)
Net loss	$(446,214)	$(317,418)	$(128,796)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
Z-rostudirsen (DMD)	$98,963	$90,468	$8,495
Z-basivarsen (DM1)	145,077	74,082	70,995
Unallocated research and development expenses:
Platform and external research and development	30,831	26,514	4,317
Personnel related (including stock-based compensation)	93,796	69,517	24,279
Facility related and other	29,666	20,825	8,841
Total research and development expenses	$398,333	$281,406	$116,927

Expenses related to z-rostudirsen increased in the year ended December 31, 2025 compared to the year ended December 31, 2024. This was attributable to an increase in clinical trial activity for the DELIVER trial's registrational expansion cohort and Phase 3 start-up costs in advance of anticipated commencement in the second quarter of 2026, as well as increased analytical work to support planned regulatory activities, including preparations for a BLA submission in the second quarter of 2026. Expenses related to z-basivarsen increased in the year ended December 31, 2025 compared to the year ended December 31, 2024. This was attributable to higher manufacturing activity in 2025 related to process performance qualification batches to support a potential future BLA filing for U.S. accelerated approval, higher manufacturing activity to ensure a sufficient clinical supply of drug product for the ongoing ACHIEVE trial and an increase in clinical trial activity for the ACHIEVE trial's registrational expansion cohort and Phase 3 start-up costs in advance of anticipated commencement in the first quarter of 2026.

The increase in platform and external research and development expenses in the year ended December 31, 2025 was primarily due to increased external research activity associated with our preclinical programs and product candidates, primarily DYNE-302 and DYNE-401. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function of 37 employees and higher stock-based compensation expense for awards granted to new hires and existing employees, as well as the acceleration of vesting terms and modification of previously granted awards in connection with entering into separation and consulting agreements with our former chief medical officer in the year ended December 31, 2025. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Personnel-related	$18,915	$11,741	$7,174
Stock-based compensation expense	19,607	27,927	(8,320)
Professional and consulting fees	23,490	16,851	6,639
Facility-related and other	7,839	5,961	1,878
Total general and administrative expenses	$69,851	$62,480	$7,371

The increase in personnel-related expenses in the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to increased headcount in our general and administrative function of

30 employees in the year ended December 31, 2025. The decrease in stock-based compensation expense in the year ended December 31, 2025 was primarily the result of acceleration of vesting terms and modification of previously granted awards in connection with entering into separation and consulting agreements with our former chief executive officer, former chief business officer and former chief operating officer in the year ended December 31, 2024. Professional and consulting fees increased in the year ended December 31, 2025 due to the higher consulting costs for commercial preparation activities and to support the overall growth of the organization in 2025. Facility-related and other expenses increased due to the increased costs of supporting a larger number of general and administrative personnel.

Interest income

Interest income for the years ended December 31, 2025 and 2024 was $29.9 million and $26.9 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to increased cash, cash equivalents and marketable securities balances in the year ended December 31, 2025.

Interest expense

Interest expense for the year ended December 31, 2025 was $6.2 million due to our entry into the Loan Agreement with Hercules in June 2025 and related amendment in December 2025. No interest expense was incurred in the year ended December 31, 2024.

Other expense, net

Other expense for the year ended December 31, 2025 was $1.7 million primarily due to foreign currency gains and losses. Other expense for the year ended December 31, 2024 was $0.5 million primarily due to foreign currency gains and losses.

Comparison of the years ended December 31, 2024 and 2023

Discussion and analysis of the results of operations for the year ended December 31, 2024 as compared to the results of operations for the year ended December 31, 2023 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates until at least 2027, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities and our borrowing under the Loan Agreement with Hercules. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.1 billion.

In November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies. On March 5, 2024, we filed a universal shelf registration statement on Form S-3, or the 2024 Shelf Registration Statement, pursuant to which we may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million, which we refer to as our at-the-market offering program. Sales of common stock under the Sales Agreement through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act.

During the year ended December 31, 2025, we issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by us. We sold such shares at a weighted average price of $13.60 per share.

In June 2025, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. In December 2025, we entered into the First Amendment to the Loan Agreement with Hercules. The Loan Agreement, as amended by the First Amendment, provides for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025, two additional term loan tranches totaling up to $75.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $50.0 million. In the year ended December 31, 2025, we received net proceeds of $148.3 million from the first and second term loan tranches, after deducting debt issuance costs payable by us. Refer to Note 7, “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for a discussion of the Loan Agreement with Hercules.

In July 2025, we completed a follow-on public offering, pursuant to which we issued and sold 27,878,788 shares of our common stock. We received net proceeds from the offering of $215.8 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

In December 2025, we completed a follow-on public offering, pursuant to which we issued and sold 21,827,549 shares of our common stock. We received net proceeds from the offering of $377.7 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(403,207)	$(292,369)
Net cash used in investing activities	(28,751)	(204,076)
Net cash provided by financing activities	890,307	809,895
Net increase in cash, cash equivalents and restricted cash	$458,349	$313,450

Operating activities

During the year ended December 31, 2025, operating activities used $403.2 million of cash, due to our net loss of $446.2 million and changes in our operating assets and liabilities of $3.4 million, partially offset by non-cash charges of $46.4 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a $12.6 million increase in non-current assets, partially offset by an $8.3 million increase in accounts payable and other liabilities and a $1.0 million decrease in prepaid expenses and other current assets. During the year ended December 31, 2024, operating activities used $292.4 million of cash, due to our net loss of $317.4 million and changes in our operating assets and liabilities of $19.5 million, partially offset by non-cash charges of $44.5 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a $9.0 million decrease in accounts payable and other liabilities and a $10.5 million increase in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the year ended December 31, 2025, net cash used in investing activities was $28.8 million due to purchases of marketable securities of $180.5 million, an advance payment for long-lead equipment of $18.8 million and purchases of property and equipment of $1.9 million, partially offset by maturities of marketable securities of $154.6 million and sales of marketable securities of $17.9 million. During the year ended December 31, 2024, net cash used in investing activities was $204.1 million due to purchases of marketable securities of $317.4 million and purchases of property and equipment of $2.4 million, partially offset by maturities of marketable securities of $105.2 million and sales of marketable securities of $10.6 million

Financing activities

During the year ended December 31, 2025, net cash provided by financing activities was $890.3 million, consisting of $594.0 million in aggregate net proceeds from sales of common stock in our July 2025 and December 2025 offerings, $140.6 million in aggregate net proceeds from sales under our at-the-market offering program, $148.3 million in net proceeds from the first two tranches under the Loan Agreement with Hercules and $8.0 million in proceeds received from stock option exercises. These cash inflows were partially offset by $0.6 million in payment of debt issuance costs.

During the year ended December 31, 2024, net cash provided by financing activities was $809.9 million, consisting of $675.2 million in aggregate net proceeds from sales of common stock in our January 2024 and May 2024 offerings, $97.9 million in aggregate net proceeds from sales under our at-the-market offering program and $36.8 million in proceeds received from stock option exercises.

A discussion of changes in our financial condition for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of z-rostudirsen and z-basivarsen, the development of our FSHD and Pompe programs and additional research programs. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations, and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual and other obligations

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. Except for the master manufacturing services agreements described below, these contracts typically do not contain minimum purchase commitments and are generally cancelable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in the case of certain arrangements with CROs and CMOs may include non-cancelable fees.

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

On January 15, 2025, we entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO's manufacturing facilities for certain of our product candidates and components thereof. As of December 31, 2025, we have paid $31.2 million towards non-current assets under this agreement and pursuant to a mutually agreed rolling forecast we have committed to pay an additional $109.5 million in fees through December 2027. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that we entered into with the CMO on July 18, 2024.

On October 31, 2025, we entered into another master manufacturing services agreement with a CMO which also secures capacity at the CMO's manufacturing facilities for certain of our product candidate components. The agreement obligates us to compensate the CMO for producing certain of our product candidate components pursuant to a mutually agreed rolling forecast. Upon execution, we committed to compensate the CMO at least $28.4 million in fees through March 2027. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed, capital equipment and certain manufacturing activities previously committed to.

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

•
CROs in connection with the DELIVER and ACHIEVE clinical trials;

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

Stock-based compensation

We measure stock-based awards granted to employees and directors based on fair value on the date of the grant using the Black-Scholes option-pricing model for options with service-based vesting, and we measure awards of restricted stock units based on the closing price of our common stock on the date of grant. Compensation expense for these awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. In July 2025, we granted stock options with a combination of service-based vesting and the achievement of certain market conditions.

The fair value of each stock option grant with service-based vesting conditions is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The fair value of market-based stock options is estimated using a Monte Carlo valuation method, incorporating various option pricing inputs.

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

Recently issued accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on our financial statements.

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

For the years ended December 31, 2025, 2024 and 2023, changes in interest rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates from contracts with vendors located outside of the United States, for which certain invoices are denominated in foreign currencies. We currently do not have a foreign currency hedging program. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows.

For the years ended December 31, 2025, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows. Due to the relatively small number of contracts with vendors located outside of the United States denominated in foreign currencies, an immediate 10% change in a foreign currency exchange change would not have a material effect on our historical financial position, our business, our financial condition, our results of operations or our cash flows. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange

Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dyne Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dyne Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

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

March 2, 2026

Item 9B. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.14

Lease, by and between Dyne Therapeutics, Inc. and BP3-BOS1 1560 Trapelo Road LLC, dated as of December 4, 2020, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509 filed August 5, 2021).

10.15

Open Market Sale AgreementSM, dated as of November 4, 2021, by and between the registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3, File No. 333-260755, filed November 4, 2021).

10.16#

Offer letter, dated as of March 21, 2024, by and between the registrant and John G. Cox (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, File No. 001-39509, filed March 25, 2024).

10.17#*	2024 Inducement Stock Incentive Plan, as amended.

10.18#

Form of Nonstatutory Stock Option Agreement under 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509, filed May 2, 2024).

10.19#

Form of Restricted Stock Unit Agreement under 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39509, filed May 2, 2024).

10.20#

Offer letter, dated as of July 23, 2024, by and between the registrant and Douglas Kerr (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, File No. 001-39509 filed November 12, 2024).

10.21#

Offer letter, dated as of March 18, 2025, by and between the registrant and Erick Lucera (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, File No. 001-39509, filed March 20, 2025).

10.22#

Labor leasing agreement, dated as of September 3, 2024, by and between the registrant and Globalization Partners Switzerland SA, on behalf of Johanna Friedl-Naderer (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q, File No. 001-39509 filed May 8, 2025).

10.23#

Separation agreement, dated as of March 31, 2025, by and between the registrant and Richard Scalzo (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q, File No. 001-39509 filed May 8, 2025).

10.24#

Consulting agreement, dated as of March 31, 2025, by and between the registrant and Richard Scalzo (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q, File No. 001-39509 filed May 8, 2025).

10.25*†

Loan and Security Agreement, as amended December 8, 2025, by and among the Company, Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for the lenders, and the lenders party thereto.

19.1	Dyne Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant's Annual Report on Form 10-K, File No. 001-39509 filed February 27, 2025).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K, File No. 001-39509 filed February 27, 2025).

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm, attached hereto as Exhibit 23.1.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the registrant's Annual Report on Form 10-K, File No. 001-39509 filed March 5, 2024).

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: March 2, 2026	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Cox	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2026
John G. Cox

/s/ Erick Lucera	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 2, 2026
Erick Lucera

/s/ Jason Rhodes	Director and Chairman of the Board	March 2, 2026
Jason Rhodes

/s/ Ed Hurwitz	Director	March 2, 2026
Ed Hurwitz

/s/ Carlo Incerti, M.D.	Director	March 2, 2026
Carlo Incerti, M.D.

/s/ Vikram Karnani	Director	March 2, 2026
Vikram Karnani

/s/ Dirk Kersten	Director	March 2, 2026
Dirk Kersten

/s/ David Lubner	Director	March 2, 2026
David Lubner

/s/ Brian Posner	Director	March 2, 2026
Brian Posner

/s/ Catherine Stehman-Breen, M.D.	Director	March 2, 2026
Catherine Stehman-Breen, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dyne Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dyne Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrued and Prepaid Research and Development Expense - Refer to Note 2 and 6 to the financial statements

Critical Audit Matter Description

The Company records accrued expenses and prepaid expenses associated with ongoing research and development costs, including costs associated with outsourced agreements for clinical trials with contract research organizations (CROs) and production of research materials with contract manufacturing organizations (CMOs). Estimates of expenses incurred are determined by analyzing progress of the studies, including phase or completion of events, invoices received, payments made, communication with third-party CROs and CMOs, and internal tracking of work completed to date. Expenses incurred in excess of amounts invoiced are recorded as accrued expenses. Payments made in excess of expenses incurred are recorded as prepaid costs. We note that these balances are included in “Accrued Expenses” and “Prepaid expenses and other current assets,” respectively, in the financial statements. We identified auditing the estimates of the extent of work performed by CROs and CMOs as a critical audit matter because of the level of management judgment required and volume of such estimates made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses included the following, among others:

•
We tested the design and effectiveness of controls over the estimation of accrued and prepaid research and development expenses.
•
For a sample of studies and clinical trials, we performed the following:
▪
Inspected the related contracts, purchase orders, statements of work and other contractual documentation.
▪
Tested the completeness and accuracy of the underlying data used to develop the estimates.
▪
Performed corroborating inquiries with the Company’s research and development personnel.
▪
Inspected information from third-party service providers to understand the nature and progress of the studies.
▪
Obtained corresponding invoices and evidence of payment to third-party service providers.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 2, 2026

We have served as the Company's auditor since 2020.

Dyne Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$893,369	$435,449
Marketable securities	217,193	206,819
Prepaid expenses and other current assets	16,025	17,011
Total current assets	1,126,587	659,279
Property and equipment, net	24,029	5,398
Right-of-use assets	20,742	24,615
Restricted cash and other assets	15,600	1,942
Total assets	$1,186,958	$691,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,082	$6,562
Accrued expenses and other current liabilities	37,548	30,846
Lease liabilities	4,995	4,850
Total current liabilities	50,625	42,258
Long-term debt, net	148,921	—
Lease liabilities, net of current portion	15,283	19,138
Total liabilities	214,829	61,396
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2025 and 2024; 164,950,540 and 102,318,629 shares issued and outstanding at December 31, 2025 and 2024, respectively	16	10
Additional paid-in capital	2,367,780	1,579,750
Accumulated other comprehensive gain	475	6
Accumulated deficit	(1,396,142)	(949,928)
Total stockholders’ equity	972,129	629,838
Total liabilities and stockholders’ equity	$1,186,958	$691,234

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Operating expenses:
Research and development	$398,333	$281,406	$210,762
General and administrative	69,851	62,480	31,400
Total operating expenses	468,184	343,886	242,162
Loss from operations	(468,184)	(343,886)	(242,162)
Other (expense) income:
Interest income	29,859	26,922	7,641
Interest expense	(6,192)	—	—
Other expense, net	(1,697)	(454)	(1,416)
Total other income, net	21,970	26,468	6,225
Net loss	$(446,214)	$(317,418)	$(235,937)
Net loss per share, basic and diluted	$(3.47)	$(3.37)	$(3.95)
Weighted average common shares outstanding, basic and diluted	128,442,723	94,143,565	59,683,851
Comprehensive loss:
Net loss	$(446,214)	$(317,418)	$(235,937)
Other comprehensive loss:
Unrealized gains on marketable securities, net	469	6	571
Comprehensive loss	$(445,745)	$(317,412)	$(235,366)

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at January 1, 2023	55,636,505	$6	$649,502	$(571)	$(396,573)	$252,364
Issuance of common stock in at-the-market offering, net of issuance costs of $1.8 million	4,509,063	—	52,369	—	—	52,369
Exercise of stock options	832,906	—	1,953	—	—	1,953
Stock-based compensation	—	—	19,972	—	—	19,972
Vesting of restricted stock units	490,269	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	571	—	571
Net loss	—	—	—	—	(235,937)	(235,937)
Balance at December 31, 2023	61,468,743	6	723,796	—	(632,510)	91,292
Issuance of common stock in public offering, net of issuance costs of $44.3 million	31,797,500	3	675,177	—	—	675,180
Issuance of common stock in at-the-market offering, net of issuance costs of $3.3 million	3,800,465	1	97,870	—	—	97,871
Exercise of stock options	4,181,133	—	37,043	—	—	37,043
Stock-based compensation	—	—	45,864	—	—	45,864
Vesting of restricted stock units	1,070,788	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(317,418)	(317,418)
Balance at December 31, 2024	102,318,629	10	1,579,750	6	(949,928)	629,838
Issuance of common stock in public offering, net of issuance costs of $39.0 million	49,706,337	5	593,528	—	—	593,533
Issuance of common stock in at-the-market offering, net of issuance costs of $4.4 million	10,660,159	1	140,652	—	—	140,653
Exercise of stock options	990,926	—	7,999	—	—	7,999
Stock-based compensation	—	—	45,851	—	—	45,851
Vesting of restricted stock units	1,274,489	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	469	—	469
Net loss	—	—	—	—	(446,214)	(446,214)
Balance at December 31, 2025	164,950,540	$16	$2,367,780	$475	$(1,396,142)	$972,129

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(446,214)	$(317,418)	$(235,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45,851	45,864	19,972
Depreciation and amortization expense	2,049	1,673	1,673
Accretion of discount on marketable securities	(1,835)	(3,604)	(1,102)
Loss (gain) on sale of marketable securities	(30)	(35)	23
Non-cash lease expense	163	570	788
Non-cash interest expense	118	—	—
Loss on disposal of property and equipment	95	72	118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	986	(10,536)	3,337
Other non-current assets	(12,641)	—	—
Accounts payable and other liabilities	8,251	(8,955)	22,970
Net cash used in operating activities	(403,207)	(292,369)	(188,158)
Cash flows from investing activities:
Purchases of property and equipment	(1,920)	(2,376)	(729)
Advance payment for long-lead equipment	(18,790)	—	—
Purchases of marketable securities	(180,534)	(317,443)	(44,262)
Maturities of marketable securities	154,642	105,180	126,473
Sales of marketable securities	17,851	10,563	1,829
Net cash (used in) provided by investing activities	(28,751)	(204,076)	83,311
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	593,957	675,180	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	140,653	97,871	52,369
Proceeds from exercise of stock options	7,999	36,844	1,953
Proceeds from issuance of long-term debt, net of issuance costs paid	148,256	—	—
Payment of debt issuance costs	(558)	—	—
Net cash provided by financing activities	890,307	809,895	54,322
Net increase (decrease) in cash, cash equivalents and restricted cash	458,349	313,450	(50,525)
Cash, cash equivalents and restricted cash, beginning of year	437,391	123,941	174,466
Cash, cash equivalents and restricted cash, end of year	$895,740	$437,391	$123,941
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$65	$—	$12
Cash paid for interest	4,339	—	—
Debt issuance costs included in accounts payable or accrued expenses	30	—	—
Offering costs included in accounts payable or accrued expenses	424	—	—
Proceeds from employee stock option exercise in other receivables	—	199	—

The accompanying notes are an integral part of these financial statements.

Dyne Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Dyne Therapeutics, Inc. (the “Company”) is a clinical-stage neuromuscular disease company focused on delivering functional improvement for people living with genetically driven neuromuscular diseases. The Company was incorporated in Delaware on December 1, 2017, and has a principal place of business in Waltham, Massachusetts.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities and its term loan with Hercules Capital, Inc. ("Hercules"). The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Marketable securities

The Company’s marketable securities consist of commercial paper, certificates of deposit, U.S. Treasury notes and corporate debt securities and are classified as available-for-sale which are reported at fair value. Unrealized gains or losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances presented in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use assets and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. For these leases, payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material lease each reporting period.

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

The Company enters into contracts that contain both lease and non-lease components. Non-lease components include costs that do not provide a right-to-use a leased asset but instead provide a service, such as maintenance costs. The Company has elected to account for the lease and non-lease components together as a single component for all classes of underlying assets for its operating leases. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	9,911,043	8,681,473
Unvested restricted stock units	2,438,316	3,722,024
Total	12,349,359	12,403,497

Stock-based compensation

The Company accounts for stock option awards at fair value and measures fair value using the Black-Scholes option-pricing model as of the grant date. For restricted stock unit awards, the fair value is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards. Forfeitures are recognized as they occur for all awards. For stock option awards with market-based vesting conditions, the fair value is estimated using a Monte Carlo valuation method, incorporating various option pricing inputs and expense is recognized over the remaining service period.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update require enhanced annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. The amendments are effective for the Company in the consolidated financial statements for the year ended December 31, 2025. The Company adopted this ASU for the annual period ended December 31, 2025 and the amendments have been applied retrospectively to all prior periods presented in the financial statements within the footnote disclosure of the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate. Refer to the rate reconciliation in Note 9 - Income Taxes for more information.

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

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$893,369	$435,449
Restricted cash	2,371	1,942
Total	$895,740	$437,391

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	7,736	8	—	7,744
Corporate debt securities	175,401	343	(6)	175,738
Certificates of deposit	10,181	9	—	10,190
U.S. Treasury notes	23,400	121	—	23,521
Total	$216,718	$481	$(6)	$217,193

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	14,203	8	—	14,211
Corporate debt securities	162,078	131	(114)	162,095
Certificates of deposit	9,369	4	(1)	9,372
U.S. Treasury notes	21,163	7	(29)	21,141
Total	$206,813	$150	$(144)	$206,819

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$278,133	$—	$—	$278,133
Marketable securities
Commercial paper	—	7,744	—	7,744
Corporate debt securities	—	175,738	—	175,738
Certificates of deposit	—	10,190	—	10,190
U.S. Treasury notes	23,521	—	—	23,521
Total	$301,654	$193,672	$—	$495,326

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$3,535	$—	$—	$3,535
Marketable securities
Commercial paper	—	14,211	—	14,211
Corporate debt securities	—	162,095	—	162,095
Certificates of deposit	—	9,372	—	9,372
U.S. Treasury notes	21,141	—	—	21,141
Total	$24,676	$185,678	$—	$210,354

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	December 31,
2025
Maturing in one year or less	$156,029
Maturing after one year through two years	61,164
Maturing after two years	—
Total	$217,193

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying amount of the Company's Term Loans under the Hercules Agreement, as defined in Note 7, approximate market rates currently available to the Company.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Laboratory equipment	$10,897	$9,197
Office and computer equipment	2,548	2,355
Construction in process	19,305	619
Property and equipment—at cost	32,750	12,171
Less accumulated depreciation and amortization	(8,721)	(6,773)
Property and equipment—net	$24,029	$5,398

As of December 31, 2025, the Company was deemed to be the owner, for accounting purposes, of $18.8 million of long-lead equipment to be utilized for future manufacturing at a contract manufacturing organization ("CMO") facility.

Depreciation expense totaled $2.0 million, $1.7 million and $1.7 million for the years ended December 31, 2025, 2024, and 2023 respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Payroll and benefits	$17,097	$13,095
Consulting services	1,234	1,608
Legal services	943	742
Research and development	17,085	15,401
Interest	1,189	—
Total	$37,548	$30,846

7. Long-Term Debt

On June 27, 2025 (the “Closing Date”), the Company entered into the loan agreement with Hercules (as subsequently amended, the “Loan Agreement”), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). On December 8, 2025, the Company entered into the First Amendment to the Loan Agreement with Hercules. The Loan Agreement, as amended by the First Amendment, provides for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches (the “Term Loans”), available as follows: (i) an initial term loan tranche funded on the Closing Date in aggregate principal amount of $100.0 million (the “Initial Tranche”); (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, three additional term loan tranches totaling up to $125.0 million; and (iii) subject to approval by the Lenders’ investment committee, in their discretion, a final term loan tranche of up to $50.0 million.

All unpaid principal and accrued and unpaid interest with respect to the Term Loans is due and payable in full on July 1, 2030 (the “Maturity Date”). The outstanding principal balance of the Term Loans bears interest at a floating interest rate per annum equal to the Wall Street Journal prime rate, subject to a floor of 7.50%, plus 2.45%. Accrued interest on the outstanding Term Loans is payable monthly. The Company may make payments of interest only until July 1, 2029. The interest only period may be extended until the Maturity Date upon the achievement of specified clinical, regulatory and commercial milestones. At the end of the interest only period, the Company is required to begin repayment of the outstanding principal of the Term Loans in equal monthly installments (or, in a single installment, if the interest-only period has been extended to the Maturity Date).

As collateral for the obligations under the Loan Agreement, the Company has granted to the Agent, for the benefit of the Lenders, a first-priority security interest in substantially all of its property, inclusive of intellectual property, subject to customary permitted liens and other exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant (the “Minimum Cash Covenant”) requiring the Company to maintain specified levels of cash in accounts subject to a control agreement in favor of the Agent (“Qualified Cash”) during the period commencing on January 1, 2027. The Minimum Cash Covenant will initially be set at 60% of the then outstanding principal balance of the Term Loans, is subject to adjustment and will not be tested at any time when the Company’s market capitalization is greater than $1.65 billion. The Company is also required to maintain minimum net product revenue from the sale of z-rostudirsen and z-basivarsen starting nine months after U.S. Food and Drug Administration approval of z-rostudirsen or z-basivarsen (the “Minimum Revenue Covenant”) if the outstanding principal balance of the Term Loans exceeds $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of the Company’s outstanding obligations under the Loan Agreement or (ii) the Company’s market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of the Company’s outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit the ability of the Company, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends and sell assets, subject in each case to certain exceptions.

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

In connection with the execution of the First Amendment to the Loan Agreement, the Company borrowed a second term loan tranche in an aggregate principal amount of $50.0 million. During the year ended December 31, 2025, the average interest rate for the loan was 9.95%.

Unamortized debt discount and issuance costs were recorded as a reduction of the carrying amount on the Term Loans and are amortized as interest expense using the effective-interest method. The Company recorded total debt discount and debt issuance costs of $1.6 million as of December 31, 2025. The Company is accruing the end-of-term charge on its consolidated balance sheet. During the year ended December 31, 2025, the effective interest rate for the loan was 11.5%.

In addition, debt issuance costs of $0.5 million were recorded in restricted cash and other assets as of December 31, 2025.

As of December 31, 2025, the carrying value of the Term Loans approximates its fair value.

The obligations under the Term Loans as of December 31, 2025 consisted of the following (in thousands):

December 31,
2025
Principal term loan balance	$150,000
Unamortized debt discount and issuance costs	(1,625)
Accrued end of term fee	546
Long-term debt, net	$148,921

The annual principal payments due under the Term Loans as of December 31, 2025 were as follows:

Year ending December 31,	(in thousands)
2025	$—
2026	—
2027	—
2028	—
2029	67,128
2030	82,872
Total	$150,000

The table of future principal payments excludes the end-of-term charge of 5.5% of the principal amount of the Term Loans borrowed, which is due upon the maturity of the Term Loans.

8. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the Company's sales agent. On March 5, 2024, the Company filed a universal shelf registration statement on Form S-3, (the “2024 Shelf Registration Statement”), and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, the Company may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million in an “at-the-market” offering.

During the year ended December 31, 2025, the Company issued and sold an aggregate of 10,660,159 shares of common stock pursuant to the Sales Agreement for aggregate net proceeds of $140.6 million, after deducting commissions and offering expenses payable by the Company. The Company sold such shares at a weighted average price of $13.60 per share.

Atlas Venture and related affiliated entities were beneficial owners of approximately 5.5% of the Company's outstanding common stock as of December 31, 2025. The chairman of the Company's board of directors is a partner at Atlas Venture. On January 27, 2025, the Company issued and sold 1,111,111 shares of common stock through its at-the-market offering program that Atlas Venture and related affiliated entities purchased at a purchase price of $13.50 per share for aggregate gross proceeds of $15.0 million. The shares were purchased at the prevailing market price.

In July 2025, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 27,878,788 shares of the Company's common stock. The Company received net proceeds of $215.8 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

In December 2025, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 21,827,549 shares of the Company's common stock. The Company received net proceeds of $377.7 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

2020 Stock Incentive Plan

In August 2020 the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which became effective on September 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, consultants and advisors of the Company. The 2020 Plan is administered by the Company’s board of directors or by a committee appointed by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under the 2018 Stock Incentive Plan. The number of shares initially reserved for issuance under the 2020 Plan was 4,884,233. The number of shares of common stock reserved for issuance under the 2020 Plan may automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021, and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. On January 1, 2026, 8,247,527 shares were added to the shares reserved for issuance under the 2020 Plan in the sixth of these annual increases.

As of December 31, 2025, 5,391,268 shares remained available for future issuance under the 2020 Plan.

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

As of December 31, 2025, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

2024 Inducement Stock Incentive Plan

In March 2024, the Company's board of directors adopted the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). The 2024 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 900,000 shares of Common Stock (subject to adjustment as provided in the 2024 Inducement Plan). Awards under the 2024 Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In February 2025, the Company's board of directors approved an additional 1,000,000 shares for issuance under the 2024 Inducement Plan. During the year ended December 31, 2025, the Company granted inducement equity awards to four new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 544,700 shares of the Company's common stock and restricted stock units with respect to an aggregate of 168,000 shares of the Company's common stock.

As of December 31, 2025, 440,447 shares remained available for future issuance under the 2024 Inducement Plan.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model for stock options with service-based vesting conditions. The fair value is determined based upon the quoted price of the Company’s common stock. The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The fair value of market-based stock options is estimated using a Monte Carlo valuation method, incorporating various option pricing inputs.

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Year Ended December 31,
	2025	2024
Expected volatility	67%	66%
Risk-free interest rate	3.65% — 4.52%	3.46% — 4.65%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company's stock option activity and related information for the year ended December 31, 2025 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	8,681,473	$19.47	7.3	$61,021
Granted	3,783,318	11.66
Exercised	(990,926)	8.07
Forfeitures	(1,562,822)	17.62
Outstanding December 31, 2025	9,911,043	$17.92	8.2	$52,782
Options exercisable— December 31, 2025	3,621,514	$17.97	6.7	$18,627
Options vested or expected to vest— December 31, 2025	9,911,043	$17.92	8.2	$52,782

The intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 totaled $6.6 million, $90.3 million and $8.1 million, respectively. The weighted-average grant date fair value of the options granted during the years ended December 31, 2025, 2024 and 2023 was $7.24 per share, $19.22 per share and $7.28 per share, respectively. As of December 31, 2025, there was $64.9 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.7 years.

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

In July 2025, the Company granted 591,685 stock options, vesting over a three-year term from the grant date and contingent upon the achievement of certain market conditions. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method, incorporating various option pricing inputs. The estimated grant date fair value of $2.8 million will be recognized as expense over the three-year service period. $0.7 million was recognized as expense during the year ended December 31, 2025.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of December 31, 2025, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the year ended December 31, 2025 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2025	3,722,024	$20.49
Granted	760,367	12.35
Vested	(1,274,489)	17.86
Forfeited	(769,586)	17.68
Issued and unvested as of December 31, 2025	2,438,316	$20.21

The fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 totaled $17.6 million, $32.7 million and $5.6 million, respectively. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2024 was $30.53. As of December 31, 2025, there was $45.0 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.7 years.

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

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Research and development	$26,244	$17,937	$11,578
General and administrative	19,607	27,927	8,394
Total	$45,851	$45,864	$19,972

9. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

The Company adopted ASU No. 2023-09 effective January 1, 2025, retrospectively and prior period disclosures have been adjusted. The new standard requires enhancement and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. However, as stated above there are no income tax payments. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2025. A reconciliation of the Company’s effective tax rate for tax years ended December 31, 2025, 2024, 2023 is as follows:

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Federal income tax expense at statutory rate	$(93,705)	21.0%	$(66,658)	21.0%	$(49,547)	21.0%
State and local income taxes, net of federal income tax benefit*	13,720	(3.0)	(17,260)	5.5	(31)	—
Tax credits	(17,819)	4.0	(14,120)	4.5	(7,155)	3.0
Changes in valuation allowance	88,206	(19.8)	102,088	(32.2)	54,162	(23.0)
Nontaxable or nondeductible items
Stock-based compensation	8,937	(2.0)	(18,747)	5.9	1,560	(0.6)
Other	661	(0.2)	14,697	(4.7)	1,011	(0.4)
Effective income tax rate	$—	0%	$—	0%	$—	0%

*: State income tax expense for each period presented is immaterial.

Significant components of the Company’s net deferred tax assets at December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Stock-based compensation	$2,865	$7,684
Net operating loss carryforwards	267,026	86,187
Credit carryforwards	53,928	34,932
Fixed assets	216	267
Accrued expenses	9,381	7,937
Lease liability	5,475	6,469
R&D Capitalization	85,952	151,829
Total deferred tax assets	424,843	295,305
Valuation allowance	(419,243)	(288,667)
Total net deferred tax assets	5,600	6,638
Deferred tax liabilities:
Right of use asset	(5,600)	(6,638)
Total deferred tax liability	(5,600)	(6,638)
Total deferred tax assets (liabilities)	$—	$—

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $981.6 million and $1.0 billion, respectively. The federal net operating loss carryforwards are indefinite lived and the state net operating loss carryforwards begin to expire in 2038. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards $49.0 million and $6.2 million, respectively, which begin to expire in 2039 and 2033, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company completed a Section 382 study of transactions in its stock through December 10, 2025 and concluded that it had experienced ownership changes since inception that it believes under Section 382 and 383 of the Code will result in limitations in its ability to use certain pre-change NOLs and credits. We will continue to analyze the impacts of Section 382 from future transactions in our stock. In addition, the Company may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of its stock, some of which are beyond the Company's control. As a result, the amount of the NOLs and tax credit carryforwards presented in these consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024 related primarily to the increase in net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2025	2024	2023
Valuation allowance at the beginning of year	$288,667	$145,775	$113,622
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	130,576	142,892	32,153
Valuation allowance at the end of year	$419,243	$288,667	$145,775

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2025 and 2024.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2022 to the present.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures. The OBBBA did not have a material impact on the Company's consolidated financial statements.

10. Leases

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

Summary of lease costs

The Company does not have any finance leases.

The components of lease cost were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$5,707	$5,405	$5,420
Variable lease cost	2,579	2,309	2,125
Total lease cost	$8,286	$7,714	$7,545

Supplemental disclosure of cash flow information for the lease was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating cash payments for operating leases	$5,544	$4,981	$4,632

The Company was unable to determine the interest rate implicit in the lease and used the Company's IBR as determined from a market analysis of peer borrowings. The weighted-average remaining lease term and discount rate for the lease was as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term - operating leases	4.25 years	5.25 years
Weighted-average discount rate - operating leases	5.80%	5.80%

Future minimum lease payments under the non-cancelable operating lease consisted of the following as of December 31, 2025:

Year Ending December 31,	(in thousands)
2026	5,130
2027	5,284
2028	5,442
2029	5,606
2030	1,415
Total future minimum lease payments	22,877
Less: imputed interest	(2,599)
Present value of lease liabilities	$20,278

Included in the condensed consolidated balance sheet (in thousands)	December 31, 2025
Lease liability	4,995
Lease liability, net of current portion	15,283
Total lease liability	$20,278

11. Commitments and Contingencies

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

On January 15, 2025, the Company entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO's manufacturing facilities for certain of the Company's product candidates and components thereof. As of December 31, 2025, the Company paid $31.2 million towards non-current assets under this agreement and pursuant to a mutually agreed rolling forecast the Company has committed to pay an additional $109.5 million in fees through December 2027 for the services described above. In specified termination circumstances, the agreement requires the Company to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that the Company entered into with the CMO on July 18, 2024.

On October 31, 2025, the Company entered into another master manufacturing services agreement with a CMO which also secures capacity at the CMO's manufacturing facilities for certain of the Company's product candidate components. The agreement obligates the Company to compensate the CMO for producing certain of the Company's product candidate components pursuant to a mutually agreed rolling forecast. The Company has committed to compensate the CMO at least $28.4 million in fees through

March 2027 for the services described above. In specified termination circumstances, the agreement requires the Company to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed, capital equipment and certain manufacturing activities previously committed to.

12. Segment Reporting

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating Expenses
Z-rostudirsen (DMD)	$98,963	$90,468	$63,942
Z-basivarsen (DM1)	145,077	74,082	67,056
Platform and external research and development	30,831	26,514	13,169
Personnel related	86,467	63,321	48,907
Stock-based compensation	45,851	45,864	19,972
Facility-related and other operating expenses	29,450	23,001	20,419
Professional and consulting fees	31,545	20,636	8,697
Interest income	(29,859)	(26,922)	(7,641)
Interest expense	6,192	—	—
Other expense, net	1,697	454	1,416
Net loss	$446,214	$317,418	$235,937

The amounts disclosed above for z-rosturdirsen and z-basivarsen include only external expenses.