Form 10-Q
period 2026-03-31
Dyne Therapeutics, Inc.
filed 2026-05-11
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 165,313,796 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors” in this Quarterly Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$753,102	$893,369
Marketable securities	219,054	217,193
Prepaid expenses and other current assets	48,871	16,025
Total current assets	1,021,027	1,126,587
Property and equipment, net	23,682	24,029
Right-of-use assets	19,652	20,742
Restricted cash and other assets	15,589	15,600
Total assets	$1,079,950	$1,186,958
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	10,781	8,082
Accrued expenses and other current liabilities	29,211	37,548
Vendor financing arrangement	6,224	—
Lease liabilities	5,033	4,995
Total current liabilities	51,249	50,625
Long-term debt, net	149,375	148,921
Lease liabilities, net of current portion	14,271	15,283
Total liabilities	214,895	214,829
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 165,201,329 and 164,950,540 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	2,382,172	2,367,780
Accumulated other comprehensive loss (gain)	(137)	475
Accumulated deficit	(1,516,996)	(1,396,142)
Total stockholders’ equity	865,055	972,129
Total liabilities and stockholders’ equity	$1,079,950	$1,186,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$100,889	$106,447
General and administrative	24,387	15,925
Total operating expenses	125,276	122,372
Loss from operations	(125,276)	(122,372)
Other income (expense):
Interest income	8,757	7,100
Interest expense	(4,202)	—
Other expense, net	(133)	(89)
Total other income, net	4,422	7,011
Net loss	$(120,854)	$(115,361)
Net loss per share—basic and diluted	$(0.73)	$(1.05)
Weighted average common shares outstanding, basic and diluted	165,036,604	109,911,628
Comprehensive loss:
Net loss	$(120,854)	$(115,361)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	(612)	235
Comprehensive loss	$(121,466)	$(115,126)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2026	164,950,540	$16	$2,367,780	$475	$(1,396,142)	$972,129
Exercise of stock options	88,932	—	1,311	—	—	1,311
Stock-based compensation	—	—	13,081	—	—	13,081
Vesting of restricted stock units	161,857	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	(120,854)	(120,854)
Balance at March 31, 2026	165,201,329	$16	$2,382,172	$(137)	$(1,516,996)	$865,055

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2025	102,318,629	$10	$1,579,750	$6	$(949,928)	$629,838
Issuance of common stock in at-the-market offering, net of issuance costs of $4.4 million	10,660,159	1	140,652	—	—	140,653
Exercise of stock options	89,835	—	588	—	—	588
Stock-based compensation	—	—	13,020	—	—	13,020
Vesting of restricted stock units	565,159	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	235	—	235
Net loss	—	—	—	—	(115,361)	(115,361)
Balance at March 31, 2025	113,633,782	$11	$1,734,010	$241	$(1,065,289)	$668,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(120,854)	$(115,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,081	13,020
Depreciation and amortization expense	550	502
Non-cash lease expense	116	75
Non-cash interest expense	79	—
Accretion of premium on marketable securities	(271)	(616)
Gain on sale of marketable securities	(30)	(6)
Loss on disposal of property and equipment	30	95
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,847)	4,999
Other non-current assets	28	—
Accounts payable and other liabilities	(4,804)	(8,601)
Net cash used in operating activities	(144,922)	(105,893)
Cash flows from investing activities:
Purchases of property and equipment	(221)	(981)
Purchases of marketable securities	(64,278)	(65,970)
Maturities of marketable securities	33,459	65,439
Sales of marketable securities	28,648	2,970
Net cash used in investing activities	(2,392)	1,458
Cash flows from financing activities:
Proceeds from exercise of stock options	1,311	588
Payment of debt issuance costs	(30)	—
Payment of issuance costs from public offering of common stock	(424)	—
Proceeds from vendor financing arrangement	6,786	—
Repayments under vendor financing arrangement	(579)	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	—	140,653
Net cash provided by financing activities	7,064	141,241
Net increase (decrease) in cash, cash equivalents and restricted cash	(140,250)	36,806
Cash, cash equivalents and restricted cash, beginning of period	895,740	437,391
Cash, cash equivalents and restricted cash, end of period	$755,490	$474,197
Supplemental disclosures of cash flow information:
Purchase of property and equipment in accounts payable	$77	$29
Cash paid for interest	3,634	—

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of equity securities, and its term loan with Hercules Capital, Inc. (“Hercules”). The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the issuance of these condensed consolidated financial statements.

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Options to purchase common stock	12,524,968	8,830,836
Unvested restricted stock units	4,638,625	3,031,436
Total	17,163,593	11,862,272

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

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$753,102	$893,369
Restricted cash	2,388	2,371
Total	$755,490	$895,740

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of March 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	10,954	1	(9)	10,946
Corporate debt securities	166,209	85	(216)	166,078
Certificates of deposit	14,654	4	(8)	14,650
U.S. Treasury notes	27,374	38	(32)	27,380
Total	$219,191	$128	$(265)	$219,054

	As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	7,736	8	—	7,744
Corporate debt securities	175,401	343	(6)	175,738
Certificates of deposit	10,181	9	—	10,190
U.S. Treasury notes	23,400	121	—	23,521
Total	$216,718	$481	$(6)	$217,193

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$178,055	$—	$—	$178,055
Marketable securities
Commercial paper	—	10,946	—	10,946
Corporate debt securities	—	166,078	—	166,078
Certificates of deposit	—	14,650	—	14,650
U.S. Treasury notes	27,380	—	—	27,380
Total	$205,435	$191,674	$—	$397,109

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$278,133	$—	$—	$278,133
Marketable securities
Commercial paper	—	7,744	—	7,744
Corporate debt securities	—	175,738	—	175,738
Certificates of deposit	—	10,190	—	10,190
U.S. Treasury notes	23,521	—	—	23,521
Total	$301,654	$193,672	$—	$495,326

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	March 31, 2026
Maturing in one year or less	$140,065
Maturing after one year through two years	78,989
Maturing after two years	—
Total	$219,054

Financial instruments not recorded at fair value

The carrying values of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying amounts of the Company's Term Loans under the Loan Agreement, each as defined in Note 7, approximate market rates currently available to the Company.

5. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Laboratory equipment	$11,071	$10,897
Office and computer equipment	2,912	2,548
Construction in process	18,867	19,305
Property and equipment—at cost	32,850	32,750
Less accumulated depreciation and amortization	(9,168)	(8,721)
Property and equipment—net	$23,682	$24,029

As of March 31, 2026, the Company was deemed to be the owner, for accounting purposes, of $18.8 million of long-lead equipment to be utilized for future manufacturing at a contract manufacturing organization ("CMO") facility.

Depreciation expense for the three months ended March 31, 2026 was $0.6 million. Depreciation expense for the three months ended March 31, 2025 was $0.5 million.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Payroll and benefits	$7,385	$17,097
Consulting services	1,529	1,234
Legal services	968	943
Research and development	18,044	17,085
Interest	1,285	1,189
Total	$29,211	$37,548

7. Debt

On June 27, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement with Hercules (as subsequently amended, the "Loan Agreement"), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). On December 8, 2025, the Company entered into the First Amendment to the Loan Agreement with Hercules. The Loan Agreement, as amended by the First Amendment, provides for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches (the “Term Loans”), available as follows: (i) an initial term loan tranche funded on the Closing Date in aggregate principal amount of $100.0 million (the “Initial Tranche”); (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025, two additional term loan tranches totaling up to $75.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $50.0 million.

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

Unamortized debt discount and issuance costs were recorded as a reduction of the carrying amount on the Term Loans and are amortized as interest expense using the effective-interest method. The Company recorded total debt discount and debt issuance costs of $1.6 million as of March 31, 2026. The Company is accruing the end-of-term charge on its condensed consolidated balance sheet. During the quarter ended March 31, 2026, the effective interest rate for the loan was 11.3%.

In addition, debt issuance costs of $0.5 million were recorded in restricted cash and other assets as of March 31, 2026.

As of March 31, 2026, the carrying value of the Term Loans approximates its fair value.

The obligations under the Term Loans as of March 31, 2026 consisted of the following (in thousands):

March 31,
2026
Principal term loan balance	$150,000
Unamortized debt discount and issuance costs	(1,546)
Accrued end of term fee	921
Long-term debt, net	$149,375

The annual principal payments due under the Term Loans as of March 31, 2026 were as follows:

Year ending December 31,	(in thousands)
2026	$—
2027	—
2028	—
2029	67,128
2030	82,872
Total	$150,000

The table of future principal payments excludes the end-of-term charge of 5.5% of the principal amount of the Term Loans borrowed, which is due upon the maturity of the Term Loans.

Vendor Financing Arrangement

Pursuant to an agreement with a vendor providing contract research and manufacturing services, the vendor has provided the Company with extended payment terms with respect to a portion of the services provided by the vendor. The Company has the option, at its discretion, to utilize the extended payment terms for a total of $14 million in applicable invoices. The outstanding invoices as to which the extended payment terms have been utilized bear interest at a fixed interest rate per annum of 5%. As of March 31, 2026, the outstanding principal plus accrued but unpaid interest were $6.2 million. The Company expects to pay all amounts outstanding under the vendor financing arrangement over the next 12 months.

8. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the Company's sales agent. On March 5, 2024, the Company filed a universal shelf registration statement on Form S-3, (the “2024 Shelf Registration Statement”), and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, the Company may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million in an “at-the-market” offering. During the three months ended March 31, 2026, the Company did not issue or sell any shares of common stock pursuant to the Sales Agreement.

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

As of March 31, 2026, 8,516,757 shares remained available for future issuance under the 2020 Plan.

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

As of March 31, 2026, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

2024 Inducement Stock Incentive Plan

In March 2024, the Company's board of directors adopted the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). The 2024 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 900,000 shares of Common Stock (subject to adjustment as provided in the 2024 Inducement Plan). Awards under the 2024 Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In February 2026, the Company's board of directors approved an additional 2,200,000 shares for issuance under the 2024 Inducement Plan. During the three months ended March 31, 2026, the Company did not grant any inducement equity awards under the 2024 Inducement Plan.

As of March 31, 2026, 2,707,447 shares remained available for future issuance under the 2024 Inducement Plan.

Stock option valuation

To date, the Company has granted stock options that vest solely based on continued service to the Company, which it calls service-based vesting conditions, stock options that vest based on both continued service to the Company and certain market-based conditions, which it calls service- and market-based vesting conditions, and stock options that vest based on the achievement of certain pre-defined performance conditions, which it calls performance-based vesting conditions. The fair value of stock option grants is estimated using the Black-Scholes option-pricing model for stock options with service-based and performance-based vesting conditions. Stock-based compensation expense is recognized for stock option grants that vest upon satisfaction of service and/or performance conditions if it is probable that the required performance condition will be achieved. The fair value is determined based upon the quoted price of the Company’s common stock. The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The fair value of stock options with service- and market-based vesting conditions is estimated using a Monte Carlo valuation method, incorporating various option pricing inputs.

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Three Months Ended March 31,
	2026	2025
Expected volatility	73%	65%
Risk-free interest rate	3.71% — 3.94%	4.03% — 4.52%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2026 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2026	9,911,043	$17.92	8.2	$52,782
Granted	2,852,570	16.03
Exercised	(88,932)	14.74
Forfeitures	(149,713)	20.50
Outstanding March 31, 2026	12,524,968	$17.48	8.4	$49,382
Options exercisable— March 31, 2026	3,973,707	$18.14	6.7	$16,886
Options vested or expected to vest— March 31, 2026	12,524,968	$17.48	8.4	$49,382

The intrinsic value of options exercised for the three months ended March 31, 2026 and 2025 totaled $0.4 million and $0.9 million, respectively. The weighted-average grant date fair value of the options granted during the three months ended March 31, 2026 and 2025 was $10.71 per share and $7.69 per share, respectively. As of March 31, 2026 there was $86.5 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.8 years.

In July 2025, the Company granted stock options to purchase 591,685 shares of common stock that vest over a three-year term from the grant date contingent upon the achievement of certain market conditions. The fair value of these stock options was estimated using a Monte Carlo valuation method, incorporating various option pricing inputs. The estimated grant date fair value of $2.8 million will be recognized as expense over the three-year service period and $0.4 million was recognized as expense during the three months ended March 31, 2026.

Restricted stock units

A restricted stock unit ("RSU") represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of March 31, 2026, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the three months ended March 31, 2026 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2026	2,438,316	$20.21
Granted	2,431,699	16.01
Vested	(161,857)	21.91
Forfeited	(69,533)	17.55
Issued and unvested as of March 31, 2026	4,638,625	$18.11

The fair value of RSUs vested during the three months ended March 31, 2026 and 2025 totaled $2.6 million and $7.0 million, respectively. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025 was $12.25 per share. As of March 31, 2026, there was $77.2 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.2 years.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$6,900	$8,191
General and administrative	6,181	4,829
Total	$13,081	$13,020

9. Segment Reporting

The Company’s segment determination is based on the financial results that are regularly evaluated by the Company’s chief operating decision maker ("CODM") to determine resource allocation and assess performance. The Company's CODM is its chief executive officer. The Company has one operating and one reportable segment. Net long-lived assets are all physically located in the United States and the total assets of the segment equal the total assets presented on the condensed consolidated balance sheet. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment. A summary of the significant segment expenses reported to the CODM are shown below for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating Expenses
Z-rostudirsen (DMD)	$37,747	$21,093
Z-basivarsen (DM1)	14,782	45,434
Platform and external research and development	11,465	8,235
Personnel related	28,555	20,701
Stock-based compensation	13,081	13,020
Facility-related and other	11,860	6,916
Professional and consulting fees	7,786	6,973
Interest income	(8,757)	(7,100)
Interest expense	4,202	—
Other expense (income), net	133	89
Net loss	$120,854	$115,361

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 2, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage company focused on delivering functional improvement for people living with genetically driven neuromuscular diseases. Our proprietary FORCE platform is designed to leverage the transferrin receptor 1, or TfR1, to deliver targeted therapeutics to muscle tissue and the central nervous system, or CNS. The FORCE platform utilizes an antigen-binding fragment antibody, or Fab, targeting TfR1 linked to a payload that we rationally design to target the genetic basis of the disease we are seeking to treat. With our FORCE platform, we have the flexibility to deploy different classes of payloads (such as oligonucleotides and enzymes) with specific mechanisms of action that modify target functions. We currently leverage this modularity to focus on neuromuscular diseases with high unmet need, with etiologic targets and with clear translational potential from preclinical disease models to well-defined clinical development and regulatory pathways.

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

DMD

We are developing zeleciment rostudirsen, or z-rostudirsen (also known as DYNE-251), for the treatment of DMD amenable to exon 51 skipping. Z-rostudirsen is designed to enable the production of near full-length dystrophin in muscle and the CNS to provide functional improvement. Z-rostudirsen has received Breakthrough Therapy, Fast Track and Rare Pediatric Disease designations from the U.S. Food and Drug Administration, or FDA, as well as Orphan Drug designation from the FDA, the European Medicines Agency and the Japanese Ministry of Health, Labour and Welfare for the treatment of individuals with DMD, amenable to exon 51 skipping. Additionally, we are advancing four development candidates (DYNE-253, DYNE-245, DYNE-244 and DYNE-255) for the treatment of DMD amenable to skipping of exons 53, 45, 44, 55, respectively, into IND-enabling studies.

Z-rostudirsen is currently being evaluated in the DELIVER trial, a global Phase 1/2 clinical trial which is designed to be registrational. Following a positive pre-BLA meeting with the FDA, we continue to plan to submit a biologics license application, or BLA, to the FDA for U.S. Accelerated Approval in the second quarter of 2026 based on dystrophin as a surrogate endpoint. We continue to expect a potential U.S. launch of z-rostudirsen in the first quarter of 2027, assuming FDA grants priority review and FDA approval is received on the anticipated timeline. Further, we plan to initiate a global confirmatory Phase 3 clinical trial of z-rostudirsen in the second quarter of 2026, and we have aligned with the FDA on the Phase 3 trial design and protocol. We continue to pursue approval pathways outside of the United States for z-rostudirsen.

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

Z-basivarsen is being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial designed to be registrational, and the HARMONIA trial, a global Phase 3 clinical trial designed to be confirmatory, which was initiated in March 2026. We have aligned with the FDA on the HARMONIA trial design and protocol. We have also reached our enrollment target of 60 participants in the registrational expansion cohort, or REC, of the ACHIEVE trial. We plan to allow any participants currently in screening to enroll if they meet all eligibility criteria. As a result, we expect to complete enrollment of more than 60 participants in the second quarter of 2026. We plan to announce data from the REC in the first quarter of 2027 to support a potential BLA submission to the FDA for U.S. Accelerated Approval early in the third quarter of 2027. We anticipate a potential U.S. launch of z-basivarsen in the first quarter of 2028, assuming we receive favorable data from the REC, priority review is granted, and FDA approval is received on the anticipated timeline. We continue to pursue approval pathways outside of the United States for z-basivarsen.

FSHD

We are developing DYNE-302 for the treatment of FSHD. DYNE-302 is designed to deliver functional improvement in individuals living with FSHD by reducing aberrant DUX4 expression. We are progressing DYNE-302 toward clinical development.

In June 2024 and June 2025, we announced preclinical data for DYNE-302, our product candidate for FSHD, that demonstrated robust and durable DUX4 suppression and functional benefit in a mouse model. We generated these data using an innovative hTfR1/iFLExD mouse model we developed that expresses TfR1 and enables tunable DUX4 induction in skeletal muscle. In hTfR1/iFLExD mice, a single intravenous dose of DYNE-302 resulted in dose-dependent and robust reduction of the DUX4 transcriptome that lasted up to three months, with benefit on muscle structure. DYNE-302 also demonstrated prevention and reversal of muscle weakness.

Pompe

We are developing DYNE-401 for the treatment of Pompe disease. DYNE-401 is designed to deliver an enzyme replacement therapy to address the deficiency of the lysosomal enzyme, GAA, that causes Pompe disease. We engineered DYNE-401 by leveraging the FORCE platform to deliver GAA. We evaluated GAA delivery with our FORCE platform in vivo using hTfR1/6Neo mice, that were developed by crossing the well-established 6Neo mouse model of Pompe with mice expressing human transferrin receptor 1. Using this approach, intravenous administration cleared glycogen in muscle and the CNS and normalized lysosomal size in hTfR1/6Neo mice. This approach reduced serum neurofilament light chain, a biomarker of axonal injury, providing evidence of benefit in the CNS and displayed superior dose potency compared to GAA alone. Additional data with this approach supported the potential for monthly dosing, which is less frequent than approved enzyme replacement therapies for Pompe.

Pipeline expansion

We continue to explore additional applications for our proprietary FORCE platform, along with further iterations. To that end, we have identified two compounds, which we refer to as Conjugate 1 and Conjugate 2, utilizing a Fab conjugated to microtubule associated protein tau (MAPT) siRNA designed to downregulate expression of all MAPT isoforms. Conjugate 1 utilizes our FORCE platform with the same Fab as our other programs. Conjugate 2 utilizes a modified form of the FORCE TfR1-binding Fab that has been further optimized for enhanced central nervous system delivery and potential use in neurological indications. In preclinical studies, both conjugates achieved robust MAPT RNA knockdown (approximately 75% for Conjugate 2) in both mice and nonhuman primates, with widespread and consistent delivery across brain regions, including the deep brain. Subcutaneous administration in mice achieved an equivalent reduction in MAPT RNA as compared to intravenous administration in mice.

While maintaining our core focus on advancing our clinical programs in DMD and DM1, as well as our preclinical pipeline in neuromuscular diseases, we are currently evaluating next steps for the preclinical development of these conjugates.

Corporate information

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the three months ended March 31, 2026 and 2025, we reported net losses of $120.9 million and $115.4 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.5 billion.

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
•
hire additional clinical, regulatory, scientific, medical affairs and commercial operations personnel;
•
establish manufacturing sources for any product candidate we may develop, including the Fab, linkers and therapeutic payload that will comprise the product candidate, and secure supply chain capacity to provide sufficient quantities for preclinical and clinical development and commercial supply;
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

Impact of tariffs

The U.S. administration has announced or imposed multiple series of tariffs on U.S. trading partners, and there is uncertainty as to whether, when, or to what extent they may apply to our supply chain. In response, several countries have threatened or imposed retaliatory measures, and multiple states have challenged these tariffs in court. While we have not experienced, and do not currently expect to experience, any significant direct impact from these tariffs or retaliatory measures, we could experience a negative impact on our costs of materials and production processes and supply chain disruptions, and the uncertainty surrounding the future of U.S. trade policy may itself negatively impact our supply chain operations and the costs of materials and production processes. Supply chain disruptions may impact the development, testing and clinical trials of our product candidates, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs, retaliatory measures, and related litigation, and their possible effects on our business. See Part II, Item 1A. “Risk Factors—Risks related to regulatory approval and other regulatory and legal compliance matters” in this Quarterly Report for additional risks associated with current U.S. trade policy.

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

At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. In particular, manufacturing costs may vary significantly from quarter to quarter. For the full year 2026, we expect manufacturing costs to increase progressively each quarter as a result of long lead times to build supply and we project manufacturing costs for z-rostudirsen, z-basivarsen and other pipeline product candidates to represent 55-65% of total research and development expenses for the full year 2026. Further, we project clinical trial costs related to z-rostudirsen, z-basivarsen and other pipeline product candidates to represent 10-20% and of total research and development expenses for the full year 2026.

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

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits and stock-based compensation, for employees in executive, finance, corporate and business development, commercial and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; commercial readiness activities; and facility-related expenses, which include allocated expenses for rent, depreciation and maintenance of facilities and other operating costs.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$100,889	$106,447	$(5,558)
General and administrative	24,387	15,925	8,462
Total operating expenses	125,276	122,372	2,904
Loss from operations	(125,276)	(122,372)	(2,904)
Other income (expense):
Interest income	8,757	7,100	1,657
Interest expense	(4,202)	—	(4,202)
Other income (expense), net	(133)	(89)	(44)
Total other income (expense), net	4,422	7,011	(2,589)
Net loss	$(120,854)	$(115,361)	$(5,493)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
Z-rostudirsen (DMD)	$37,747	$21,093	$16,654
Z-basivarsen (DM1)	14,782	45,434	(30,652)
Unallocated research and development expenses:
Platform and external research and development	11,465	8,235	3,230
Personnel related (including stock-based compensation)	27,826	25,089	2,737
Facility-related and other	9,069	6,596	2,473
Total research and development expenses	$100,889	$106,447	$(5,558)

Expenses related to z-rostudirsen increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was attributable to higher manufacturing activity in the first quarter of 2026 for drug substance conjugation primarily for clinical supply for the long-term extension of the DELIVER trial and the anticipated commencement of the global confirmatory Phase 3 clinical trial of z-rostudirsen in the second quarter of 2026. Additionally, higher clinical costs were incurred in the first quarter of 2026 due to z-rostudirsen Phase 3 start-up costs. Expenses related to z-basivarsen decreased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily attributable to higher manufacturing activity in the first quarter of 2025 for process performance qualification batches of oligonucleotide payload and the timing of drug substance conjugation activities, partially offset by higher clinical trial costs due to the ongoing enrollment of the registrational expansion cohort of the ACHIEVE trial and the commencement of the HARMONIA trial in March 2026.

The increase in platform and external research and development expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to increased external research activity associated with our preclinical programs and product candidates, primarily DYNE-302 and DYNE-401. The increase in personnel-related expenses was primarily due to increased headcount in our research and development function of 37 employees and higher stock-based compensation expense for awards granted to new hires and existing employees. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Personnel-related	$7,629	$3,803	$3,826
Stock-based compensation expense	6,181	4,829	1,352
Professional and consulting fees	7,786	5,660	2,126
Facility-related and other	2,791	1,633	1,158
Total general and administrative expenses	$24,387	$15,925	$8,462

The increase in personnel-related and stock-based compensation expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to increased headcount in our general and administrative function of 34 employees. Professional and consulting fees increased due to the higher consulting costs for preparation activities for the potential launch of z-rostudirsen and the overall growth of the organization in the three months ended March 31, 2026. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the three months ended March 31, 2026.

Interest income

Interest income for the three months ended March 31, 2026 and 2025 was $8.8 million and $7.1 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to increased cash, cash equivalents and marketable securities balances in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest expense

Interest expense for the three months ended March 31, 2026 was $4.2 million due to our entry into the Loan Agreement with Hercules in June 2025. No interest expense was incurred in the three months ended March 31, 2025.

Other income (expense), net

Other income for the three months ended March 31, 2026 and 2025 was $0.1 million in each quarter due to realized foreign currency gains.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates at least until 2027, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities and our borrowing under the Loan Agreement with Hercules. As of March 31, 2026 we had cash, cash equivalents and marketable securities of $972.2 million.

In November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies. On March 5, 2024, we filed a universal shelf registration statement on Form S-3, or the 2024 Shelf Registration Statement, and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, we may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million, which we refer to as our at-the-market offering program. Sales of common stock under the Sales Agreement through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. During the three months ended March 31, 2026, we did not issue or sell any shares of common stock pursuant to the Sales Agreement.

In June 2025, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. In December 2025, we entered into the First Amendment to the Loan Agreement with Hercules. The Loan Agreement, as amended by the First Amendment, provides for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025, two additional term loan tranches totaling up to $75.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $50.0 million. At March 31, 2026, the principal term loan balance was $150.0 million. Refer to Note 7, “Debt” in the accompanying notes to the condensed consolidated financial statements for a discussion of the Loan Agreement with Hercules.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(144,922)	$(105,893)
Net cash (used in) provided by investing activities	(2,392)	1,458
Net cash provided by financing activities	7,064	141,241
Net increase (decrease) in cash, cash equivalents and restricted cash	$(140,250)	$36,806

Operating activities

During the three months ended March 31, 2026, operating activities used $144.9 million of cash, due to our net loss of $120.9 million and net cash used by changes in our operating assets and liabilities of $37.6 million, partially offset by non-cash charges of $13.6 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a $32.8 million increase in prepaid expenses and other current assets and a $4.8 million decrease in accounts payable and other liabilities. During the three months ended March 31, 2025, operating activities used $105.9 million of cash, due to our net loss of $115.4 million and net cash used by changes in our operating assets and liabilities of $3.6 million, partially offset by non-cash charges of $13.1 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $8.6 million decrease in accounts payable and other liabilities and a $5.0 million decrease in prepaid expenses and other current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates, the timing of vendor invoices and payments and annual bonus payments.

Investing activities

During the three months ended March 31, 2026, net cash used in investing activities was $2.4 million due to purchases of marketable securities of $64.3 million and purchases of property and equipment of $0.2 million, partially offset by maturities of marketable securities of $33.5 million and sales of marketable securities of $28.6 million. During the three months ended March 31, 2025, net cash provided by investing activities was $1.5 million due to maturities of marketable securities of $65.4 million and sales of marketable securities of $3.0 million, partially offset by purchases of marketable securities of $66.0 million and purchases of property and equipment of $1.0 million.

Financing activities

During the three months ended March 31, 2026, net cash provided by financing activities was $7.1 million, including $6.8 million in proceeds from our vendor financing arrangement that we entered into during the quarter and $1.3 million in proceeds received from stock option exercises. These cash inflows were partially offset by $0.6 million in repayments related to our vendor financing arrangement and the payment of $0.4 million of issuance costs from the follow-on public offering we completed in December 2025, pursuant to which we issued and sold 21,827,549 shares of our common stock and from which we received net proceeds of $377.7 million, after deducting underwriting discounts and commissions and offering expenses paid by us. During the three months ended March 31, 2025, net cash provided by financing activities was $141.2 million, consisting of $140.6 million in aggregate net proceeds from sales of our common stock under our at-the-market offering program and $0.6 million in net proceeds received from stock option exercises.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of z-rostudirsen and z-basivarsen, the development of our FSHD, Pompe and DMD franchise programs and additional research programs. The timing and amount of our operating expenditures will depend largely on:

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
•
the costs and timing of future commercialization activities and related preparations, including product manufacturing, marketing, sales and distribution, for any product candidate we may develop for which we obtain marketing approval;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as and when needed, we may have to significantly delay, reduce or eliminate the development or future commercialization of one or more of our product candidates we may develop. See Part II, Item 1A. “Risk Factors” in this Quarterly Report for additional risks associated with our substantial capital requirements.

Contractual and other obligations

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. Except for the master manufacturing services agreements described below, these contracts typically do not contain significant minimum purchase commitments and are generally cancelable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in the case of certain arrangements with CROs and CMOs may include non-cancelable fees.

We have also entered into a license agreement with the University of Mons under which we are obligated to make specified milestone and royalty payments. The payment obligations under this agreement are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For additional information about our license agreement with the University of Mons and amounts that could become payable in the future under that agreement, see Item 1. "Business—Intellectual Property—License Agreement with the University of Mons" in the Annual Report on Form 10-K filed with the SEC on March 2, 2026.

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

On January 15, 2025, we entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO's manufacturing facilities for certain of our product candidates and components thereof. As of March 31, 2026, we have paid $27.7 million towards current assets and $31.2 million towards non-current assets under this agreement and pursuant to a mutually agreed rolling forecast we have committed to pay an additional $107.6 million in fees through March 2028. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that we entered into with the CMO on July 18, 2024.

On October 31, 2025, we entered into another master manufacturing services agreement with a CMO which also secures capacity at the CMO's manufacturing facilities for certain of our product candidate components. The agreement obligates us to compensate the CMO for producing certain of our product candidate components pursuant to a mutually agreed rolling forecast, pursuant to which, as of March 31, 2026, we have committed to pay an additional $52.7 million in fees through September 2027. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed, capital equipment and certain manufacturing activities previously committed to.

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

There have been no significant changes to our critical accounting policies or estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2026, there have been no material changes in our market risk or how our market risk is managed from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $120.9 million and $115.4 million for the three months ended March 31, 2026 and 2025, respectively, and $446.2 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $1.5 billion. To date, we have financed our operations with the proceeds raised from the sale of equity securities and our initial borrowing under the Loan Agreement with Hercules. We have devoted substantially all of our financial resources and efforts to research and development. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our product candidates for DMD, DM1, FSHD and Pompe and any additional product candidates we may develop;
•
expand the capabilities of our proprietary FORCE platform;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
hire additional clinical, regulatory, scientific, medical affairs and commercial operations personnel;
•
establish manufacturing sources for any product candidate we may develop, including the Fab, linker and therapeutic payload that will comprise the product candidate, and secure supply chain capacity to provide sufficient quantities for preclinical and clinical development and commercial supply;
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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $972.2 million.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements, and terms loans under our Loan Agreement with Hercules. For example, in June 2025, we entered into the Loan Agreement with Hercules and the other lenders party thereto, which we refer to as the Lenders, and in December 2025, we entered into the First Amendment to the Loan Agreement, or the First Amendment. The Loan Agreement, as amended by the First Amendment, provides for term loans in an aggregate principal amount of up to $275.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025, two additional term loan tranches totaling up to $75.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $50.0 million. However, if we do not satisfy the specified clinical, regulatory and commercial milestones or the Lenders do not otherwise approve the discretionary tranche, we may not have access to the remaining amounts under the term loans. Other than the Loan Agreement with Hercules, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Any debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

On June 27, 2025, we entered into the Loan Agreement with Hercules and the Lenders, and in December 2025, we entered into the First Amendment. Following entry into the First Amendment and the borrowing of the initial and second term loan tranches, we have two additional term loan tranches we may borrow pursuant to the Loan Agreement, totaling up to $75.0 million, which are available subject to the achievement of specified clinical, regulatory and commercial milestones, and a final term loan tranche of up to $50.0 million, which is available subject to approval by the Lenders’ investment committee in their discretion. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of our property, inclusive of intellectual property, subject to customary permitted liens and other exceptions set forth in the Loan Agreement.

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

We have focused our efforts to date on developing our platform, identifying our programs and conducting the clinical development of our product candidates. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed clinical development of any product candidate. Our ability to generate product revenue, which we do not expect will occur at least until 2027, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

There is a risk that any product candidates we may develop that are approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to U.S. congressional action or otherwise, or that the FDA will not consider any product candidates we may develop to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. In March 2026, the FDA issued another draft guidance with additional recommendations that soften the requirements for licensure of biosimilars.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own 54 issued U.S. patents and 23 granted foreign patents, and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop, and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we are party to a license from the UMONS, to certain patent rights and know-how of UMONS. Our license agreement with UMONS imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

We currently have rights to certain intellectual property through licenses from third parties. Because our product candidates may require the use of additional intellectual property rights held by third parties, the growth of our business likely will depend in part on our ability to acquire, in-license or use these intellectual property rights. In addition, with respect to any patent or other intellectual property rights that we co-own with third parties, we may require exclusive licenses to such co-owners’ interest in such patent or other intellectual property rights. However, we may be unable to secure such licenses or otherwise acquire or in-license any intellectual property rights related to compositions, methods of use, processes or other components from third parties that we identify as necessary for any product candidates we may develop and our technology on commercially reasonable terms, or at all. Even if we are able to in-license any such necessary intellectual property, it could be on non-exclusive terms, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and the applicable licensors could require us to make substantial licensing and royalty payments. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Because we currently rely on certain third parties to manufacture all or part of our drug product and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our product engine and pipeline, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements and other similar agreements with our collaborators, advisors, employees, consultants and contractors prior to beginning research or disclosing any proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. Given that our proprietary position is based in part on our know-how and trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

The FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use or uses. The FDA has interpreted this evidentiary standard to generally require two adequate and well-controlled clinical trials to establish effectiveness of a new product. In February 2026, the Commissioner of the FDA and the Director of the Center for Biologics Evaluation and Research, or CBER, published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the FDA has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs. Further, our product candidates are reviewed by the Center for Drug Evaluation and Research, or CDER. CDER has not explicitly endorsed the position taken by the Commissioner of the FDA and CBER, and it is not clear whether CDER will adopt the one-trial default requirement set forth by CBER and the FDA Commissioner.

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

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority

Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10 to 12 months to 1 to 2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As of April 1, 2026, the FDA has issued 18 vouchers and approved 5 products under this program.

We may not be able to obtain orphan drug exclusivity for product candidates we may develop, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.

In March 2023 and April 2025, respectively, the EMA and FDA granted orphan drug designation to z-rostudirsen for the treatment of DMD in patients amenable to exon 51 skipping. In May and September 2023, respectively, the EMA and FDA granted orphan drug designation to z-basivarsen for the treatment of DM1. Additionally, in January 2026, the Ministry of Health, Labour and Welfare in Japan also granted orphan drug designation to z-basivarsen for the treatment of DM1. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The FDA and the U.S. Congress may further reevaluate the Orphan Drug Act and its regulations and policies. For example, in September 2021, the U.S. Court of Appeals for the Eleventh Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the Eleventh Circuit decision, and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the U.S. Congress passed the Consolidated Appropriations Act of 2026, which overrules these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Every court that has thus far considered substantive challenges to the Medicare drug price negotiation program has ruled against the pharmaceutical industry, dismissing both constitutional and statutory arguments. We expect that litigation involving these provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.

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

The Trump administration, in 2025, initiated a series of tariff-related actions against U.S. trading partners. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act of 1977 does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. President Trump subsequently invoked Section 122 of the Trade Act of 1974, or Section 122, to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports. The tariffs imposed under Section 122 are temporary and valid for 150 days without congressional approval. On May 7, 2026, the U.S. Court of International Trade ruled that these tariffs were unlawful and issued a permanent injunction for certain named private party plaintiffs and the State of Washington; the U.S. government is expected to appeal to the U.S. Court of Appeals of the Federal Circuit, and additional litigation regarding the Section 122 tariffs is expected. In addition, the U.S. Trade Representative is currently conducting two investigations under Section 301 of the Trade Act of 1974, which may also result in additional tariffs.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States and subsequently delayed the October 1, 2025, effective date of the tariffs, announcing that the Administration had now "begun preparing" tariffs on manufacturers that do not build in the United States or enter into a MFN drug pricing agreement with the Trump administration.

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States. Specifically, the Proclamation imposes a 100% tariff on pharmaceutical articles classified in certain 10-digit harmonized tariff schedule, or HTS, codes that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, or are listed in the FDA’s Lists of Licensed Biological Products, or the Purple Book, unless a relevant exemption applies. The 100% tariff also applies to active pharmaceutical ingredients, or APIs, and key starting materials for such articles. For companies like ours that are not listed in the Annexes to the Proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. Government), these tariffs will be effective on September 29, 2026. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Lichtenstein and the UK. Certain categories of products are exempt from these tariffs, including, but not limited to, generic pharmaceuticals and biosimilars, specified U.S.-origin pharmaceutical products, and products classified under certain HTS codes listed in Annex IV of the Proclamation. Also likely to be exempt from the Section 232 tariffs are drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy, the outcome of ongoing litigation challenging recently imposed tariffs, or the terms of any renegotiated trade agreements and their impact on our business.

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

As of March 31, 2026, we had 263 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We depend on our employees, consultants, CMOs and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. Although we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, ongoing conflicts between Russia and Ukraine, in Venezuela, and in the Middle East, the escalation of hostilities and acts of terrorism or other ‘‘acts of God,’’ particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 9.4% of our common stock as of March 31, 2026. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of May 8, 2026, we had 165,313,796 shares of common stock outstanding.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

The following table describes, for the period covered by this Quarterly Report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”). For the period covered by this Quarterly Report, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Name	Title	Action Taken	Date	Shares to be Sold	Expiration Date
Douglas Kerr, M.D.	Chief Medical Officer	Adopted	March 18, 2026	34,652*	June 17, 2027

* In addition to 10% of the number of shares acquired upon the vesting of restricted stock units after a sell-to-cover transaction to satisfy tax withholding obligations, which number cannot be determined at this time.

Item 6. Exhibits.

Exhibit Number	Description

10.1	2024 Inducement Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K. File No. 001-39509, filed on March 2, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: May 11, 2026	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)