Form 10-Q
period 2026-06-30
Dyne Therapeutics, Inc.
filed 2026-07-29
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, the registrant had 186,746,431 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$676,114	$893,369
Marketable securities	222,361	217,193
Prepaid expenses and other current assets	39,414	16,025
Total current assets	937,889	1,126,587
Property and equipment, net	24,559	24,029
Right-of-use assets	20,256	20,742
Restricted cash and other assets	11,309	15,600
Total assets	$994,013	$1,186,958
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	12,153	8,082
Accrued expenses and other current liabilities	46,359	37,548
Vendor financing arrangement	14,151	—
Lease liabilities	5,366	4,995
Total current liabilities	78,029	50,625
Long-term debt, net	199,328	148,921
Lease liabilities, net of current portion	14,505	15,283
Total liabilities	291,862	214,829
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 165,670,880 and 164,950,540 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	2,398,040	2,367,780
Accumulated other comprehensive (loss) gain	(353)	475
Accumulated deficit	(1,695,552)	(1,396,142)
Total stockholders’ equity	702,151	972,129
Total liabilities and stockholders’ equity	$994,013	$1,186,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$152,169	$99,236	$253,175	$205,683
General and administrative	29,492	16,555	53,763	32,480
Total operating expenses	181,661	115,791	306,938	238,163
Loss from operations	(181,661)	(115,791)	(306,938)	(238,163)
Other income (expense):
Interest income	7,788	6,625	16,544	13,725
Interest expense	(4,595)	(94)	(8,797)	(94)
Other expense, net	(88)	(1,597)	(219)	(1,687)
Total other income, net	3,105	4,934	7,528	11,944
Net loss	$(178,556)	$(110,857)	$(299,410)	$(226,219)
Net loss per share—basic and diluted	$(1.08)	$(0.97)	$(1.81)	$(2.02)
Weighted average common shares outstanding, basic and diluted	165,451,388	113,873,126	165,240,803	111,900,818
Comprehensive loss:
Net loss	$(178,556)	$(110,857)	$(299,410)	$(226,219)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	(216)	11	(828)	246
Comprehensive loss	$(178,772)	$(110,846)	$(300,238)	$(225,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2026	164,950,540	$16	$2,367,780	$475	$(1,396,142)	$972,129
Exercise of stock options	88,932	—	1,311	—	—	1,311
Stock-based compensation	—	—	13,081	—	—	13,081
Vesting of restricted stock units	161,857	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	(120,854)	(120,854)
Balance at March 31, 2026	165,201,329	$16	$2,382,172	$(137)	$(1,516,996)	$865,055
Exercise of stock options	75,658	—	892	—	—	892
Stock-based compensation	—	—	14,976	—	—	14,976
Vesting of restricted stock units	393,893	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(216)	—	(216)
Net loss	—	—	—	—	(178,556)	(178,556)
Balance at June 30, 2026	165,670,880	$16	$2,398,040	$(353)	$(1,695,552)	$702,151

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
(in thousands, except per share data)	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at January 1, 2025	102,318,629	$10	$1,579,750	$6	$(949,928)	$629,838
Issuance of common stock in at-the-market offering, net of issuance costs of $4.4 million	10,660,159	1	140,652	—	—	140,653
Exercise of stock options	89,835	—	588	—	—	588
Stock-based compensation	—	—	13,020	—	—	13,020
Vesting of restricted stock units	565,159	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	235	—	235
Net loss	—	—	—	—	(115,361)	(115,361)
Balance at March 31, 2025	113,633,782	$11	$1,734,010	$241	$(1,065,289)	$668,973
Exercise of stock options	488,457	—	2,795	—	—	2,795
Stock-based compensation	—	—	10,523	—	—	10,523
Vesting of restricted stock units	216,371	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(110,857)	(110,857)
Balance at June 30, 2025	114,338,610	$11	$1,747,328	$252	$(1,176,146)	$571,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(299,410)	$(226,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,057	23,543
Depreciation and amortization expense	1,110	1,005
Non-cash lease expense	206	32
Non-cash interest expense	167	2
Accretion of premium on marketable securities	(504)	(1,079)
Gain on sale of marketable securities	(39)	(14)
Loss on disposal of property and equipment	30	95
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,363)	2,795
Other non-current assets	4,379	—
Accounts payable and other liabilities	14,159	(756)
Net cash used in operating activities	(275,208)	(200,596)
Cash flows from investing activities:
Purchases of property and equipment	(1,735)	(1,041)
Purchases of marketable securities	(107,064)	(106,903)
Maturities of marketable securities	58,190	107,708
Sales of marketable securities	43,422	8,468
Net cash (used in) provided by investing activities	(7,187)	8,232
Cash flows from financing activities:
Proceeds from exercise of stock options	2,048	2,560
Proceeds from issuance of long-term debt, net of issuance costs paid	49,450	98,802
Proceeds from vendor financing arrangement	18,034	—
Repayments under vendor financing arrangement	(3,904)	—
Payment of debt issuance costs	(30)	—
Payment of issuance costs from public offering of common stock	(424)	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	—	140,653
Net cash provided by financing activities	65,174	242,015
Net (decrease) increase in cash, cash equivalents and restricted cash	(217,221)	49,651
Cash, cash equivalents and restricted cash, beginning of period	895,740	437,391
Cash, cash equivalents and restricted cash, end of period	$678,519	$487,042
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,460	$—
Right-of-use assets acquired under operating leases	1,580	—
Debt issuance costs included in accounts payable or accrued expenses	56	506
Proceeds from employee stock option exercises in other current assets	155	823
Purchase of property and equipment in accounts payable	—	364

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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
•
Level 3—Unobservable inputs for the asset or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Options to purchase common stock	13,408,228	8,642,053
Unvested restricted stock units	4,394,478	2,741,350
Total	17,802,706	11,383,403

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

Cash, cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$676,114	$893,369
Restricted cash	2,405	2,371
Total	$678,519	$895,740

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of June 30, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	18,078	2	(17)	18,063
Corporate debt securities	164,363	38	(282)	164,119
Certificates of deposit	10,647	—	(8)	10,639
U.S. Treasury notes	29,626	13	(99)	29,540
Total	$222,714	$53	$(406)	$222,361

	As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	7,736	8	—	7,744
Corporate debt securities	175,401	343	(6)	175,738
Certificates of deposit	10,181	9	—	10,190
U.S. Treasury notes	23,400	121	—	23,521
Total	$216,718	$481	$(6)	$217,193

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$179,771	$—	$—	$179,771
Marketable securities
Commercial paper	—	18,063	—	18,063
Corporate debt securities	—	164,119	—	164,119
Certificates of deposit	—	10,639	—	10,639
U.S. Treasury notes	29,540	—	—	29,540
Total	$209,311	$192,821	$—	$402,132

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$278,133	$—	$—	$278,133
Marketable securities
Commercial paper	—	7,744	—	7,744
Corporate debt securities	—	175,738	—	175,738
Certificates of deposit	—	10,190	—	10,190
U.S. Treasury notes	23,521	—	—	23,521
Total	$301,654	$193,672	$—	$495,326

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	June 30, 2026
Maturing in one year or less	$141,082
Maturing after one year through two years	81,279
Maturing after two years	—
Total	$222,361

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

5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Laboratory equipment	$11,439	$10,897
Office and computer equipment	2,912	2,548
Manufacturing equipment	1,146	—
Construction in process	18,790	19,305
Property and equipment—at cost	34,287	32,750
Less accumulated depreciation and amortization	(9,728)	(8,721)
Property and equipment—net	$24,559	$24,029

As of June 30, 2026, the Company was deemed to be the owner, for accounting purposes, of $18.8 million of long-lead equipment to be utilized for future manufacturing at a contract manufacturing organization ("CMO") facility recorded as Construction in process and $1.1 million of manufacturing equipment currently utilized at a CMO facility recorded as Manufacturing equipment.

Depreciation expense for the three and six months ended June 30, 2026 was $0.6 million and $1.1 million, respectively. Depreciation expense for the three and six months ended June 30, 2025 was $0.5 million and $1.0 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Payroll and benefits	$11,948	$17,097
Consulting services	2,184	1,234
Legal services	1,252	943
Research and development	29,524	17,085
Interest	1,451	1,189
Total	$46,359	$37,548

7. Debt

On June 27, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement with Hercules (as subsequently amended, the "Loan Agreement"), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). On December 8, 2025, the Company entered into the First Amendment to the Loan Agreement with Hercules. On June 16, 2026, the Company entered into the Second Amendment to the Loan Agreement with Hercules. The Loan Agreement, as amended by the First Amendment and the Second Amendment, provides for term loans in an aggregate principal amount of up to $400.0 million under multiple tranches (the “Term Loans”), available as follows: (i) an initial term loan tranche funded on the Closing Date in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025 and third term loan tranche of $50.0 million in June 2026, three additional term loan tranches totaling up to $125.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $75.0 million.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant (the “Minimum Cash Covenant”) requiring the Company to maintain specified levels of cash in accounts subject to a control agreement in favor of the Agent (“Qualified Cash”) during the period commencing on July 1, 2027. The Minimum Cash Covenant is set at 40% of the then outstanding principal balance of the Term Loans and is subject to adjustment and will not be tested at any time when the Company’s market capitalization is greater than $1.65 billion. The Company is also required to maintain minimum net product revenue from the sale of z-rostudirsen and z-basivarsen starting nine months after U.S. Food and Drug Administration approval of z-rostudirsen or z-basivarsen (the “Minimum Revenue Covenant”) if the outstanding principal balance of the Term Loans exceeds $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of the Company’s outstanding obligations under the Loan Agreement or (ii) the Company’s market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of the Company’s outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit the ability of the Company, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends and sell assets, subject in each case to certain exceptions.

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

Unamortized debt discount and issuance costs were recorded as a reduction of the carrying amount on the Term Loans and are amortized as interest expense using the effective-interest method. The Company recorded total debt discount and debt issuance costs of $2.0 million as of June 30, 2026. The Company is accruing the end-of-term charge on its condensed consolidated balance sheet. During the quarter ended June 30, 2026, the effective interest rate for the loan was 11.6%.

In addition, debt issuance costs of $0.5 million were recorded in restricted cash and other assets as of June 30, 2026.

As of June 30, 2026, the carrying value of the Term Loans approximates its fair value.

The obligations under the Term Loans as of June 30, 2026 consisted of the following (in thousands):

June 30,
2026
Principal term loan balance	$200,000
Unamortized debt discount and issuance costs	(2,009)
Accrued end of term fee	1,337
Long-term debt, net	$199,328

The annual principal payments due under the Term Loans as of June 30, 2026 were as follows:

Year ending December 31,	(in thousands)
2026	$—
2027	—
2028	—
2029	89,504
2030	110,496
Total	$200,000

The table of future principal payments excludes the end-of-term charge of 5.5% of the principal amount of the Term Loans borrowed, which is due upon the maturity of the Term Loans.

Vendor Financing Arrangement

Pursuant to an agreement with a vendor providing contract research and manufacturing services, the vendor has provided the Company with extended payment terms with respect to a portion of the services provided by the vendor. The Company has the option, at its discretion, to utilize the extended payment terms for a total of $49 million in applicable invoices. The outstanding invoices as to which the extended payment terms have been utilized bear interest at a fixed interest rate per annum of 5%. As of June 30, 2026, the outstanding principal plus accrued but unpaid interest were $14.2 million. The Company expects to pay all amounts outstanding under the vendor financing arrangement over the next 12 months.

8. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the Company's sales agent. On March 5, 2024, the Company filed a universal shelf registration statement on Form S-3, (the “2024 Shelf Registration Statement”), and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, the Company may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million in an “at-the-market” offering. During the six months ended June 30, 2026, the Company did not issue or sell any shares of common stock pursuant to the Sales Agreement.

On June 5, 2026, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock. As of June 30, 2026, 400,000,000 shares were authorized, of which 165,670,880 were issued and outstanding.

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

As of June 30, 2026, 8,377,808 shares remained available for future issuance under the 2020 Plan.

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

As of June 30, 2026, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

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

As of June 30, 2026, 1,727,747 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Six Months Ended June 30,
	2026	2025
Expected volatility	72%	66%
Risk-free interest rate	3.71% — 4.41%	3.91% — 4.52%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2026 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	9,911,043	$17.92	8.2	$52,782
Granted	4,072,697	16.62
Exercised	(181,248)	13.07
Forfeitures	(394,264)	18.15
Outstanding as of June 30, 2026	13,408,228	$17.58	8.3	$88,720
Options exercisable as of June 30, 2026	4,727,617	$17.83	6.8	$33,205
Options vested or expected to vest— June 30, 2026	13,408,228	$17.58	8.3	$88,720

The intrinsic value of options exercised for the six months ended June 30, 2026 and 2025 totaled $1.1 million and $3.8 million, respectively. The weighted-average grant date fair value of the options granted during the six months ended June 30, 2026 and 2025 was $11.10 per share and $6.85 per share, respectively. As of June 30, 2026, there was $90.4 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.7 years.

In July 2025, the Company granted stock options to purchase 591,685 shares of common stock that vest over a three-

year term from the grant date contingent upon the achievement of certain market conditions. The fair value of these stock options was estimated using a Monte Carlo valuation method, incorporating various option pricing inputs. The estimated grant date fair value of $2.8 million will be recognized as expense over the three-year service period and $0.8 million was recognized as expense during the six months ended June 30, 2026.

Restricted stock units

A restricted stock unit ("RSU") represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of June 30, 2026, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the six months ended June 30, 2026 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2026	2,438,316	$20.21
Granted	2,723,099	16.24
Vested	(555,750)	17.16
Forfeited	(211,187)	18.20
Issued and unvested as of June 30, 2026	4,394,478	$18.26

The fair value of RSUs vested during the six months ended June 30, 2026 and 2025 totaled $9.8 million and $9.7 million, respectively. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2025 was $10.70 per share. As of June 30, 2026, there was $73.4 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.1 years.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$7,786	$5,646	$14,685	$13,837
General and administrative	7,190	4,877	13,372	9,706
Total	$14,976	$10,523	$28,057	$23,543

9. Segment Reporting

The Company’s segment determination is based on the financial results that are regularly evaluated by the Company’s chief operating decision maker ("CODM") to determine resource allocation and assess performance. The Company's CODM is its chief executive officer. The Company has one operating and one reportable segment. Net long-lived assets are all physically located in the United States and the total assets of the segment equal the total assets presented on the condensed consolidated balance sheet. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment. A summary of the significant segment expenses reported to the CODM are shown below for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating Expenses
Z-rostudirsen (DMD)	$52,321	$29,525	$90,069	$51,238
Z-basivarsen (DM1)	48,979	34,677	63,761	80,111
Platform and external research and development	14,117	7,425	25,582	15,040
Personnel related	28,793	19,510	57,348	40,212
Stock-based compensation	14,976	10,523	28,057	23,543
Facility-related and other	12,500	7,418	24,381	14,330
Professional and consulting fees	9,975	6,713	17,740	13,689
Interest income	(7,788)	(6,625)	(16,544)	(13,725)
Interest expense	4,595	94	8,797	94
Other expense (income), net	88	1,597	219	1,687
Net loss	$178,556	$110,857	$299,410	$226,219

10. Subsequent Events

In July 2026, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 21,045,000 shares of the Company's common stock. The Company estimates that the net proceeds from the offering were approximately $405.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Z-rostudirsen is being evaluated in the long-term extension portion of the DELIVER trial, a global Phase 1/2 clinical trial designed to be registrational, and the FORZETTO trial, a global Phase 3 clinical trial designed to be confirmatory. We have aligned with the FDA on the FORZETTO trial design and protocol. The registrational expansion cohort of the global Phase 1/2 DELIVER clinical trial of z-rostudirsen met its primary endpoint. Data from the DELIVER trial served as the basis for a biologics license application, or BLA, for potential U.S. Accelerated Approval.

In May 2026, we initiated our Phase 3 FORZETTO clinical trial, a global, randomized, placebo-controlled, double-blind, confirmatory Phase 3 trial designed to assess the efficacy, safety, and tolerability of z-rostudirsen administered intravenously to ambulatory male participants with DMD amenable to exon 51 skipping. The trial will enroll approximately 90 participants 4 to 18 years of age who will be randomized 1:1 to receive 20 mg/kg of z-rostudirsen or placebo every four weeks (Q4W). The primary endpoint is the change from baseline in rise from floor (RFF) velocity at Week 73. Secondary endpoints include changes from baseline in stride velocity 95th centile (SV95C), North Star Ambulatory Assessment (NSAA) total score, 10-meter walk/run (10MWR) velocity, four-stair climb (4SC) velocity and forced vital capacity percent predicted (FVC%p), as well as additional functional and patient-reported outcome measures. Following the 72-week double-blind placebo-controlled treatment period, participants will be eligible to enroll in a 96-week open-label long-term extension. We have aligned with the FDA on the FORZETTO Phase 3 trial design and protocol. FORZETTO is intended to serve as a confirmatory trial to support the potential conversion of Accelerated Approval to traditional approval in the United States and to support ex-U.S. marketing applications.

In July 2026, we announced that the FDA accepted for review our BLA for z-rostudirsen for the treatment of individuals with DMD amenable to exon 51 skipping. The FDA has granted the BLA priority review and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of January 21, 2027. We continue to expect a potential U.S. launch of z-rostudirsen in the first quarter of 2027, assuming FDA approval is received on the anticipated timeline. We continue to pursue approval pathways outside of the United States for z-rostudirsen.

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

Z-basivarsen is being evaluated in the ACHIEVE trial, a global Phase 1/2 clinical trial designed to be registrational, and the HARMONIA trial, a global Phase 3 clinical trial designed to be confirmatory. We have aligned with the FDA on the HARMONIA trial design and protocol.

In March 2026, we initiated our Phase 3 HARMONIA clinical trial, a global, randomized, placebo controlled, double-blind, confirmatory Phase 3 trial designed to assess the multi-system efficacy, safety, and tolerability of z-basivarsen administered intravenously to individuals with DM1. We began dosing patients in July 2026. The trial will enroll approximately 150 participants age 16 and older who will be randomized 1:1 to receive 6.8 mg/kg of z-basivarsen or placebo every eight weeks (Q8W). The primary endpoint is the change from baseline in the five times sit to stand (5xSTS) test at week 49. Secondary endpoints include video hand opening time, quantitative muscle testing, the 10-Meter Walk/Run test, the Myotonic Dystrophy Health Index, and additional patient- and clinician-reported outcomes. The trial also includes a broad set of exploratory endpoints designed to assess multiple domains of DM1 CNS impact. Following the 48-week double-blind placebo-controlled treatment period, patients will be eligible to enroll in a 24-week long-term extension.

In June 2026, we completed enrollment of 71 participants in the registrational expansion cohort, or REC, of the ACHIEVE trial. We plan to announce data from the REC in the first quarter of 2027 to support a potential BLA submission to the FDA for U.S. Accelerated Approval in the third quarter of 2027. We anticipate a potential U.S. launch of z-basivarsen in the first half of 2028, assuming we receive favorable data from the REC, priority review is granted, and FDA approval is received on the anticipated timeline. We continue to pursue approval pathways outside of the United States for z-basivarsen.

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

In July 2026, we announced that we received clearance from the FDA for our investigational new drug, or IND, application to initiate a Phase 1 clinical trial for DYNE-302 in FSHD. DYNE-302 leverages the same FORCE platform as our first two clinical programs, z-rostudirsen in DMD amenable to exon 51 skipping and z-basivarsen in DM1. We plan to evaluate DYNE-302 in a Phase 1 randomized, placebo-controlled, double-blind, multiple ascending dose clinical trial in ambulatory adult individuals with FSHD with a primary endpoint of safety and tolerability. The trial will also assess pharmacokinetics and pharmacodynamics, including change from baseline in muscle DUX4 transcriptome and plasma KHDC1L levels.

In the first cohort, nine participants will receive three intravenous doses administered every four weeks (Q4W), randomized 2:1 to DYNE-302 1.5 mg/kg (approximate siRNA dose) or placebo. Following the completion of this cohort, we intend to evaluate higher dosing and less frequent administration. Participants who complete the placebo-controlled period may enter an open-label long-term extension and receive DYNE-302 for up to an additional 96 weeks. We intend to pursue a traditional approval pathway in the U.S. for DYNE-302.

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

Pipeline expansion

We continue to explore additional applications for our proprietary FORCE platform, along with further iterations. To that end, we have identified two compounds, which we refer to as Conjugate 1 and Conjugate 2, utilizing a Fab conjugated to microtubule associated protein tau, or MAPT, siRNA designed to downregulate expression of all MAPT isoforms. Conjugate 1 utilizes our FORCE platform with the same Fab as our other programs. Conjugate 2 utilizes a modified form of the FORCE TfR1-binding Fab that has been further optimized for enhanced central nervous system delivery and potential use in neurological indications. In preclinical studies, both conjugates achieved robust MAPT RNA knockdown (approximately 75% for Conjugate 2) in both mice and nonhuman primates, with widespread and consistent delivery across brain regions, including the deep brain. Subcutaneous administration in mice achieved an equivalent reduction in MAPT RNA as compared to intravenous administration in mice.

While maintaining our core focus on advancing our clinical programs in DMD and DM1, as well as our preclinical pipeline in neuromuscular diseases, we are currently evaluating next steps for the preclinical development of these conjugates.

Recent Events

In July 2026, we completed an underwritten public offering, pursuant to which we issued and sold 21,045,000 shares of our common stock, which included 2,745,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock in the offering, which we refer to as the July 2026 offering. We estimate that the net proceeds from the offering were approximately $405.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the six months ended June 30, 2026 and 2025, we reported net losses of $299.4 million and $226.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1.7 billion.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2026, as well as the approximately $405.0 in net proceeds from the July 2026 offering, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2028.

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

Impact of tariffs

The U.S. administration has announced or imposed multiple series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures, and multiple states have challenged these tariffs in court. While we have not experienced, and do not currently expect to experience, significant direct impact from these tariffs or retaliatory measures, the uncertainty surrounding the future of U.S. trade policy may negatively impact our supply chain operations and the costs of materials and production processes. Supply chain disruptions may impact the development, testing and clinical trials of our product candidates, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs, retaliatory measures, and related litigation, and their possible effects on our business. See Part II, Item 1A. “Risk Factors—Risks related to regulatory approval and other regulatory and legal compliance matters” in this Quarterly Report for additional risks associated with current U.S. trade policy.

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

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$152,169	$99,236	$52,933
General and administrative	29,492	16,555	12,937
Total operating expenses	181,661	115,791	65,870
Loss from operations	(181,661)	(115,791)	(65,870)
Other income (expense):
Interest income	7,788	6,625	1,163
Interest expense	(4,595)	(94)	(4,501)
Other expense, net	(88)	(1,597)	1,509
Total other income (expense), net	3,105	4,934	(1,829)
Net loss	$(178,556)	$(110,857)	$(67,699)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
Z-rostudirsen (DMD)	$52,321	$29,525	$22,796
Z-basivarsen (DM1)	48,979	34,677	14,302
Unallocated research and development expenses:
Platform and external research and development	14,117	7,425	6,692
Personnel related (including stock-based compensation)	27,832	20,804	7,028
Facility-related and other	8,920	6,805	2,115
Total research and development expenses	$152,169	$99,236	$52,933

Expenses related to z-rostudirsen increased in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was attributable to increased manufacturing activity in the second quarter of 2026 of drug components primarily for clinical supply for the long-term extension of the DELIVER trial and the global confirmatory Phase 3 clinical trial of z-rostudirsen, FORZETTO, that commenced in the second quarter of 2026. Additionally, higher clinical costs were incurred in the second quarter of 2026 due to the commencement of the FORZETTO trial. Expenses related to z-basivarsen increased in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily attributable to increased manufacturing activity in the second quarter of 2026 of drug substance and components primarily for clinical supply for the registrational expansion cohort of the ACHIEVE trial and the global confirmatory Phase 3 clinical trial of z-basivarsen, HARMONIA, that commenced in the first quarter of 2026. Additionally, higher clinical costs were incurred in the second quarter of 2026 due to the completion of enrollment of the registrational expansion cohort of the ACHIEVE trial in the second quarter of 2026 and increased enrollment in the HARMONIA trial.

The increase in platform and external research and development expenses in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to the increase of 39 employees in our research and development headcount and higher stock-based compensation expense for awards granted to new hires and existing employees. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Personnel-related	$8,747	$4,352	$4,395
Stock-based compensation expense	7,190	4,877	2,313
Professional and consulting fees	9,975	5,094	4,881
Facility-related and other	3,580	2,232	1,348
Total general and administrative expenses	$29,492	$16,555	$12,937

The increase in personnel-related and stock-based compensation expenses in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due to the increase of 44 employees in our general and administrative headcount. Professional and consulting fees increased due to higher consulting costs for the preparation activities for the potential launch of z-rostudirsen and the overall growth of the organization in the three months ended June 30, 2026. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the three months ended June 30, 2026.

Interest income

Interest income for the three months ended June 30, 2026 and 2025 was $7.8 million and $6.6 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to increased cash, cash equivalents and marketable securities balances in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Interest expense

Interest expense for the three months ended June 30, 2026 was $4.6 million due to our Loan Agreement with Hercules and interest owed on our vendor financing arrangement. Interest expense for the three months ended June 30, 2025 was less than $0.1 million due to our Loan Agreement with Hercules.

Other expense, net

Other expense, net, for the three months ended June 30, 2026 and 2025 was $0.1 million and $1.6 million, respectively, in each quarter due to realized foreign currency losses.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$253,175	$205,683	$47,492
General and administrative	53,763	32,480	21,283
Total operating expenses	306,938	238,163	68,775
Loss from operations	(306,938)	(238,163)	(68,775)
Other income (expense):
Interest income	16,544	13,725	2,819
Interest expense	(8,797)	(94)	(8,703)
Other expense, net	(219)	(1,687)	1,468
Total other income (expense), net	7,528	11,944	(4,416)
Net loss	$(299,410)	$(226,219)	$(73,191)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
Z-rostudirsen (DMD)	$90,069	$51,238	$38,831
Z-basivarsen (DM1)	63,761	80,111	(16,350)
Unallocated research and development expenses:
Platform and external research and development	25,582	15,040	10,542
Personnel related (including stock-based compensation)	55,765	45,892	9,873
Facility related and other	17,998	13,402	4,596
Total research and development expenses	$253,175	$205,683	$47,492

Expenses related to z-rostudirsen increased in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was attributable to increased manufacturing activity of drug substance and components in the six months ended June 30, 2026, primarily for clinical supply for the long-term extension of the DELIVER trial and the global confirmatory Phase 3 clinical trial of z-rostudirsen, FORZETTO, that commenced in the second quarter of 2026. Additionally, higher clinical costs were incurred in the six months ended June 30, 2026 due to the commencement of the FORZETTO trial. Expenses related to z-basivarsen decreased in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily attributable to higher manufacturing activity for process performance qualification batches of oligonucleotide payload and the timing of drug substance conjugation activities in the six months ended June 30, 2025, which were partially offset by higher clinical costs in the six months ended June 30, 2026 due to the completion of enrollment of the registrational expansion cohort of the ACHIEVE trial in the second quarter of 2026 and increased enrollment in the HARMONIA trial.

The increase in platform and external research and development expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to the increase of 39 employees in our research and development headcount and higher stock-based compensation expense for awards granted to new hires and existing employees. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Personnel-related	$16,268	$8,157	$8,111
Stock-based compensation expense	13,372	9,706	3,666
Professional and consulting fees	17,740	10,757	6,983
Facility-related and other	6,383	3,860	2,523
Total general and administrative expenses	$53,763	$32,480	$21,283

The increase in personnel-related and stock-based compensation expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to the increase of 44 employees in our general and administrative headcount. Professional and consulting fees increased due to higher consulting costs for the preparation activities for the potential launch of z-rostudirsen and the overall growth of the organization in the six months ended June 30, 2026. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the six months ended June 30, 2026.

Interest income

Interest income for the six months ended June 30, 2026 and 2025 was $16.5 million and $13.7 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance throughout the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Interest expense

Interest expense for the six months ended June 30, 2026 was $8.8 million due to our Loan Agreement with Hercules and interest owed on our vendor financing arrangement. Interest expense for the six months ended June 30, 2025 was less than $0.1 million due to our Loan Agreement with Hercules.

Other expense, net

Other expense for the six months ended June 30, 2026 and 2025 was $0.2 million and $1.7 million, respectively, due to realized foreign currency losses.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates at least until 2027, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities and our borrowing under the Loan Agreement with Hercules. As of June 30, 2026 we had cash, cash equivalents and marketable securities of $898.5 million.

In November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies. On March 5, 2024, we filed a universal shelf registration statement on Form S-3, or the 2024 Shelf Registration Statement, and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, we may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million, which we refer to as our at-the-market offering program. Sales of common stock under the Sales Agreement through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. During the six months ended June 30, 2026, we did not issue or sell any shares of common stock pursuant to the Sales Agreement.

In June 2025, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. In December 2025, we entered into the First Amendment to the Loan Agreement with Hercules. In June 2026, we entered into the Second Amendment to the Loan Agreement with Hercules. The Loan Agreement, as amended by the First and the Second Amendment, provides for term loans in an aggregate principal amount of up to $400.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025 and third term loan tranche of $50.0 million in June 2026, three additional term loan tranches totaling up to $125.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $75.0 million. At June 30, 2026, the principal term loan balance was $200.0 million. Refer to Note 7, “Debt” in the accompanying notes to the condensed consolidated financial statements for a discussion of the Loan Agreement with Hercules.

In July 2026, we completed the July 2026 offering, pursuant to which we issued and sold 21,045,000 shares of our common stock. We estimate that the net proceeds from the offering were approximately $405.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(275,208)	$(200,596)
Net cash (used in) provided by investing activities	(7,187)	8,232
Net cash provided by financing activities	65,174	242,015
Net (decrease) increase in cash, cash equivalents and restricted cash	$(217,221)	$49,651

Operating activities

During the six months ended June 30, 2026, operating activities used $275.2 million of cash, due to our net loss of $299.4 million and net cash used by changes in our operating assets and liabilities of $4.8 million, partially offset by non-cash charges of $29.0 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a $23.4 million increase in prepaid expenses and other current assets, partially offset by a $14.2 million increase in accounts payable and other liabilities and a $4.4 million decrease in other non-current assets. During the six months ended June 30, 2025, operating activities used $200.6 million of cash, due to our net loss of $226.2 million, partially offset by non-cash charges of $23.6 million and net cash provided by changes in our operating assets and liabilities of $2.0 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $2.8 million decrease in prepaid expenses and other current assets, partially offset by a $0.8 million decrease in accounts payable and other liabilities. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates and the timing of vendor invoices and payments.

Investing activities

During the six months ended June 30, 2026, net cash used in investing activities was $7.2 million due to purchases of marketable securities of $107.1 million and purchases of property and equipment of $1.7 million, partially offset by maturities of marketable securities of $58.2 million and sales of marketable securities of $43.4 million. During the six months ended June 30, 2025, net cash provided by investing activities was $8.2 million due to maturities of marketable securities of $107.7 million and sales of marketable securities of $8.5 million, partially offset by purchases of marketable securities of $106.9 million and purchases of property and equipment of $1.0 million.

Financing activities

During the six months ended June 30, 2026, net cash provided by financing activities was $65.2 million, including $49.5 million in net proceeds from the third term loan tranche under our Loan Agreement with Hercules, $18.0 million in proceeds from our vendor financing arrangement and $2.0 million in proceeds received from stock option exercises. These cash inflows were partially offset by $3.9 million in repayments related to our vendor financing arrangement and the payment of $0.4 million of issuance costs from the follow-on public offering we completed in December 2025, pursuant to which we issued and sold 21,827,549 shares of our common stock and from which we received net proceeds of $377.7 million, after deducting underwriting discounts and commissions and offering expenses paid by us. During the six months ended June 30, 2025, net cash provided by financing activities was $242.0 million, consisting of $140.6 million in aggregate net proceeds from sales of our common stock under our at-the-market offering program, $98.8 million in net proceeds from the initial term loan tranche under the Loan Agreement with Hercules and $2.6 million in net proceeds received from stock option exercises.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2026, as well as the approximately $405.0 in net proceeds from the July 2026 offering, will enable us to fund our operating expenses, debt service obligations, and capital expenditure requirements into the second quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On January 15, 2025, we entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO's manufacturing facilities for certain of our product candidates and components thereof. As of June 30, 2026, we have paid $26.9 million towards non-current assets under this agreement and pursuant to a mutually agreed rolling forecast we have committed to pay an additional $99.7 million in fees through June 2028. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that we entered into with the CMO on July 18, 2024.

On October 31, 2025, we entered into another master manufacturing services agreement with a CMO which also secures capacity at the CMO's manufacturing facilities for certain of our product candidate components. The agreement obligates us to compensate the CMO for producing certain of our product candidate components pursuant to a mutually agreed rolling forecast, pursuant to which, as of June 30, 2026, we have committed to pay an additional $59.8 million in fees through December 2027. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed, capital equipment and certain manufacturing activities previously committed to.

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

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2026, there have been no material changes in our market risk or how our market risk is managed from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $299.4 million and $226.2 million for the six months ended June 30, 2026 and 2025, respectively, and $446.2 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $1.7 billion. To date, we have financed our operations with the proceeds raised from the sale of equity securities and our borrowings under the Loan Agreement with Hercules. We have devoted substantially all of our financial resources and efforts to research and development. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we seek regulatory approval of and prepare for the potential commercial launch of z-rostudirsen, advance the clinical development of z-rostudirsen and z-basivarsen, and the preclinical and clinical development of DYNE-302, our FSHD product candidate, DYNE-401, our Pompe disease product candidate, and DYNE-253, DYNE-245, DYNE-244 and DYNE-255, our product candidates for DMD amenable to skipping exons 53, 45, 44 and 55, respectively, and any additional product candidates we may develop, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $898.5 million. In addition, in connection with our July 2026 offering, we estimate we received net proceeds of approximately $405.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2026, as well as the approximately $405.0 in net proceeds from the July 2026 offering, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2028. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements, and terms loans under our Loan Agreement with Hercules. For example, in June 2025, we entered into the Loan Agreement with Hercules and the other lenders party thereto, which we refer to as the Lenders, in December 2025, we entered into the First Amendment to the Loan Agreement, or the First Amendment, and in June 2026, we entered into the Second Amendment to the Loan Agreement, or the Second Amendment. The Loan Agreement, as amended by the First Amendment and the Second Amendment, provides for term loans in an aggregate principal amount of up to $400.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025 and the third term loan tranche of $50.0 million in June 2026, three additional term loan tranches totaling up to $125.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $75.0 million. However, if we do not satisfy the specified clinical, regulatory and commercial milestones or the Lenders do not otherwise approve the discretionary tranche, we may not have access to the remaining amounts under the term loans. Other than the Loan Agreement with Hercules, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Any debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

On June 27, 2025, we entered into the Loan Agreement with Hercules and the Lenders, in December 2025, we entered into the First Amendment and in June 2026 we entered into the Second Amendment. Following entry into the Second Amendment and the borrowing of the initial, second and third term loan tranches, we have three additional term loan tranches we may borrow pursuant to the Loan Agreement, totaling up to $125.0 million, which are available subject to the achievement of specified clinical, regulatory and commercial milestones, and a final term loan tranche of up to $75.0 million, which is available subject to approval by the Lenders’ investment committee in their discretion. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of our property, inclusive of intellectual property, subject to customary permitted liens and other exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including a minimum cash covenant, which we refer to as the Minimum Cash Covenant, requiring that we maintain specified levels of cash in accounts subject to a control agreement in favor of Hercules, or the Qualified Cash, during the period commencing on July 1, 2027. The Minimum Cash Covenant is set at 40% of the then outstanding obligations under the Loan Agreement and is subject to adjustment and will only be tested if our market capitalization is less than $1.65 billion. We are also required to maintain minimum net product revenue from the sale of z-rostudirsen and z-basivarsen starting nine months after FDA approval of z-rostudirsen or z-basivarsen, which we refer to as the Minimum Revenue Covenant, if the outstanding obligations under the Loan Agreement exceed $100.0 million. The Minimum Revenue Covenant will not be tested for any month to the extent that for each day during such month either (i) Qualified Cash is at least 100% of our outstanding obligations under the Loan Agreement or (ii) our market capitalization is greater than $1.65 billion and Qualified Cash is at least 50% of our outstanding obligations under the Loan Agreement. Certain negative covenants under the Loan Agreement limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, enter into transactions with affiliates, make payments on other indebtedness and sell assets, subject in each case to certain exceptions. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement, the terms of such additional indebtedness could further restrict our operating and financial flexibility.

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

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. In the future, we may seek to establish our own manufacturing facility for the long-term commercial supply of any product candidates we may develop and which receive regulatory approval. We rely on a small number of third-party suppliers for the manufacture of our Fab, linkers and payloads. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates that we evaluate in preclinical studies and clinical trials, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a biologics license application, or BLA, to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with current good manufacturing practice, or cGMP, requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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
•
legislation or government action, such as the BIOSECURE Act, restricting or placing additional financial burden on our ability to work with certain counterparties;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We may compete with third parties for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Further, government action or new legislation could place limitations on our ability to rely on certain counterparties, or make it more expensive.

We do not currently have arrangements in place for redundant supply or a second source for all required raw materials and manufacturing services. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. A novel steroid, AGAMREE (vamorolone) has also been approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. Givinostat, a histone deacetylase inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the United States by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta, and now restricted for use in ambulatory patients only. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; Entrada Therapeutics, Inc. with ENTR-601-44 and -45, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 and exon 45 skipping, respectively, currently being evaluated in Phase 1/2 clinical trials (and candidates for exon 50 and 51 planned for clinical trials); BioMarin Pharmaceuticals, Inc. with BMN-351, an antisense oligonucleotide, or ASO, for patients amenable to exon 51 skipping which is being evaluated in a Phase 1/2 clinical trial; SQY Therapeutics SASU with SQY-51, a PMO for patients amenable to exon 51 skipping, which is also being evaluated in a Phase 1/2 clinical trial; and NS Pharma, Inc. with NS-050/NCNP-03 and NS-089/NCNP-02, which are PMOs in Phase 1/2 and Phase 2 clinical trials for exon-50 and exon 44 skipping amenable DMD respectively. Avidity Biosciences, Inc., or Avidity (acquired by Novartis in February 2026), filed a BLA with the FDA in June 2026 for accelerated approval of delpacibart zotadirsen (formerly known as AOC-1044), an antibody oligonucleotide conjugate for patients amenable to exon 44 skipping. In addition, gene therapies to treat DMD are in clinical development, including Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc. (RGX-202), which have both recently reported positive data from their clinical trials as well as an intent to file for approval with the FDA in 2027. Genethon (GNT-0004), and Insmed Inc. (INS1201) are gene therapy programs in Phase 1 development. Capricor Therapeutics’ BLA application for its cell therapy deramiocel is currently under FDA review and an FDA Advisory Committee meeting is scheduled for July 29, 2026 prior to the PDUFA date of August 22, 2026. Precision Biosciences has initiated a Phase 1/2 trial for its PBGENE-DMD gene editing therapy for patients whose mutations are contained between exons 45-55. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD (Satellos with its oral AAK1 inhibitor SAT-3247 in Phase 2 and Edgewise with its oral myosin inhibitor sevasemten currently being developed for Becker, which could also be developed in DMD).

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include: tideglusib, a GSK3-ß inhibitor from AMO Pharma that is set to start a Phase 3 trial in congenital DM1; pitolisant, a selective histamine 3 receptor antagonist / inverse agonist being evaluated in a Phase 2 clinical trial for non-muscular symptoms of DM1 by Harmony Biosciences Holdings, Inc.; delpacibart etedesiran (formerly AOC-1001), an antibody-linked siRNA being evaluated in the Phase 3 HARBOR clinical trial by Avidity (recently acquired by Novartis); PGN-EDODM1, a peptide-linked PMO, currently being evaluated in a Phase 1 clinical trial by Pepgen, Inc.; ARO-DM1, a peptide-linked siRNA being evaluated in a Phase 1/2a clinical trial in Australia and New Zealand by Arrowhead Pharmaceuticals, Inc.; ATX-01, a lipophilic peptide conjugated anti-miR designed to target microRNA 23b currently being evaluated in a Phase 1/2 clinical trial by ARTHEx Biotech S.L.; VX-670, an endosomal escape vehicle technology with a CUG steric blocker oligonucleotide by Entrada Therapeutics, Inc. in collaboration with Vertex being evaluated in a Phase 1/2 clinical trial in Canada, the United Kingdom, the European Union and Australia; SAR446268, an adeno-associated virus, or AAV, -mediated gene therapy currently being evaluated in a Phase 1/2 clinical trial by Sanofi S.A., or Sanofi, in the United States and Argentina; and JUV-161, an AKT-signaling activator currently in a Phase 1 single-ascending dose clinical trial in healthy volunteers by Juvena in Australia. Design Therapeutics also initiated a Phase 1 study of DT-818, a DMPK-targeting small molecule, in January 2026.

There are currently no therapies approved to treat FSHD. Products currently in development for FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 1/2 clinical trial and licensed by Arrowhead Pharmaceuticals, Inc. to Sarepta; delpacibart braxlosiran (formerly AOC-1020), an antibody oligonucleotide conjugate being evaluated in a Phase 3 clinical trial by Avidity (acquired by Novartis in February 2026). RO7204239, an anti-latent myostatin antibody by Roche Pharmaceuticals, was discontinued in March 2026 after the drug failed to demonstrate a statistically significant benefit over placebo in its Phase 2 clinical trial. Satralizumab, an anti-IL-6 antibody, is being evaluated in a Phase 2 clinical trial by the University Hospital of Nice. EpiCrispr Bio is developing an AAV-delivered CRISPR epigenome modification therapy targeting DUX4 that is currently in Phase 1/2 clinical trials. Scholar Rock Holding Corporation plans to initiate its Phase 2 FORGE study for apitegromab (a mAb targeting latent myostatin) in FSHD in mid-2026. Several other companies have therapies targeting DUX4 in preclinical development (e.g., Facio Biotherapies Pty Ltd, Kate Therapeutics Inc. (acquired by Novartis), Souffle Therapeutics, Inc., or Souffle, Satellos Bioscience Inc., Altay Therapeutics Inc., and Ionis Pharmaceuticals, Inc., or Ionis). Souffle in particular has announced plans to initiate its first-in-human trial for SFL-0821 (muscle-targeted siRNA) before the end of 2026. In addition, there are other modalities in development, such as Restem-L, a cell therapy in Phase 1/2a looking to target immune cell infiltration and inflammation in the skeletal muscle.

There are three currently approved medicines for Pompe disease, all of which are enzyme replacement therapies: Myozyme/Lumizyme (alglucosidase alfa), Nexviazyme/Nexviadyme (avalglucosidase alfa) by Sanofi, and Pombiliti + Opfolda (cipaglucosidase alfa-atga in combination with miglustat) by Amicus Therapeutics, Inc. Beyond these marketed products, the Pompe clinical pipeline consists of several clinical-stage product candidates that aim to address Pompe disease via alternative strategies. ACTUS-101, a gene therapy delivered to the liver for continuous, endogenous production of GAA, is currently being evaluated in a Phase 1 clinical trial by AskBio Inc., or AskBio, which is wholly owned by Bayer AG, and which also has a gene therapy program called AB-1009 that is in a Phase 1/2 clinical trial in the United States for late onset Pompe disease, or LOPD. AT-845 is a muscle-targeted gene therapy currently being evaluated in a Phase 1/2 clinical trial by Astellas Pharma US, Inc. for LOPD. Shionogi announced the first patient was enrolled in its global Phase 2 ESPRIT trial of S-606001 (previously known as MZE-001 from Maze Therapeutics, Inc.), a substrate-reduction therapy, in adults with LOPD, in March 2026. In addition, ABX-1100 by ARO Biotherapeutics Co., is a substrate reduction therapy in Phase 1 clinical trials. Denali Therapeutics, Inc. also initiated a Phase 1 trial for its enzyme replacement therapy in May 2026. Lastly, GeneCradle Inc. has an ongoing Phase 1/2 trial for its gene therapy in China that is expected to conclude by the end of 2026.

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

In the future, we may build a sales and marketing infrastructure to market some of the product candidates we develop or may develop if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own 57 issued U.S. patents and 39 granted foreign patents, and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop, and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for any product candidates, the FDA or the comparable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any of these restrictions or commitments could render an approved product not commercially viable, which would materially adversely impact our business and prospects.

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

If the FDA determines that a product candidate we may develop offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for any product candidates we may develop. Our expectations regarding the timeline for the potential commercial launch of z-rostudirsen reflect that z-rostudirsen was granted priority review by the FDA, and our expectations regarding the timeline for the potential commercial launch of z-basivarsen contemplate its receipt of priority review by the FDA. However, the FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate we may develop is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10 to 12 months to 1 to 2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As of May 8, 2026, the FDA has issued 21 vouchers and approved 7 products under this program.

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

The Trump administration, in 2025, initiated a series of tariff-related actions against U.S. trading partners. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act of 1977 does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. President Trump subsequently invoked Section 122 of the Trade Act of 1974, or Section 122, to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports. The tariffs imposed under Section 122 are temporary and valid for 150 days without congressional approval. On May 7, 2026, the U.S. Court of International Trade ruled that these tariffs were unlawful and issued a permanent injunction for certain named private party plaintiffs and the State of Washington. The U.S. government appealed to the U.S. Court of Appeals of the Federal Circuit, and, on June 11, 2026, the Federal Circuit stayed enforcement of the lower court's permanent injunction pending further appeals. In addition, the U.S. Trade Representative is currently conducting two investigations under Section 301 of the Trade Act of 1974, which may also result in additional tariffs. In June 2026, in one such investigation, it proposed additional tariffs of 10% to 12.5% on products of 60 economies determined to have failed to impose and effectively enforce a prohibition on the importation of goods produced with forced labor, which were enacted by the U.S. Trade Representative in July 2026 at President Trump's direction. The second investigation into structural excess capacity and production in manufacturing sectors remains ongoing.

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

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States. Specifically, the Proclamation imposes a 100% tariff on pharmaceutical articles classified in certain 10-digit harmonized tariff schedule, or HTS, codes that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, or are listed in the FDA’s Lists of Licensed Biological Products, or the Purple Book, unless a relevant exemption applies. The 100% tariff also applies to active pharmaceutical ingredients, or APIs, and key starting materials for such articles. For companies like ours that are not listed in the Annexes to the Proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. Government), these tariffs will be effective on September 29, 2026. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Liechtenstein and the UK. Certain categories of products are exempt from these tariffs, including, but not limited to, generic pharmaceuticals and biosimilars, specified U.S.-origin pharmaceutical products, and products classified under certain HTS codes listed in Annex IV of the Proclamation. Also likely to be exempt from the Section 232 tariffs are drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce.

Additionally, certain national security laws may impact our ability to conduct business in certain countries or with certain international counterparties. For example, in December 2025, the BIOSECURE Act was signed into law, which among other things places certain restrictions on government agencies working with companies designated as “Chinese military companies” by the Department of Defense and in June 2026, one of our contract development and manufacturing organizations, or CDMOs, was so designated. We continue to evolve our supply chain and ultimately do not expect the recent designation to impact our business. Nonetheless, it is possible that other companies involved in our supply chain could be designated in the future.

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

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include executive order 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; executive order 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and executive order 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency' Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

As of June 30, 2026, we had 289 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 6.6% of our common stock as of June 30, 2026. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of July 24, 2026, we had 186,746,431 shares of common stock outstanding.

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

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended.

10.1*+

Loan and Security Agreement, as amended June 16, 2026, by and among the Company, Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for the lenders, and the lenders party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: July 29, 2026	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2026	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)