Form 10-Q
period 2026-09-30
Dyne Therapeutics, Inc.
filed 2026-11-05
CIK 1818794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

`

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 187,386,963 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dyne Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$913,203	$893,369
Marketable securities	221,183	217,193
Prepaid expenses and other current assets	41,643	16,025
Total current assets	1,176,029	1,126,587
Property and equipment, net	7,141	24,029
Right-of-use assets	19,028	20,742
Restricted cash and other assets	32,604	15,600
Total assets	$1,234,802	$1,186,958
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	14,896	8,082
Accrued expenses and other current liabilities	44,691	37,548
Vendor financing arrangement	25,402	—
Lease liabilities	5,556	4,995
Total current liabilities	90,545	50,625
Long-term debt, net	200,012	148,921
Lease liabilities, net of current portion	13,312	15,283
Total liabilities	303,869	214,829
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 187,328,238 and 164,950,540 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18	16
Additional paid-in capital	2,821,022	2,367,780
Accumulated other comprehensive (loss) gain	(1,003)	475
Accumulated deficit	(1,889,104)	(1,396,142)
Total stockholders’ equity	930,933	972,129
Total liabilities and stockholders’ equity	$1,234,802	$1,186,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$161,744	$97,219	$414,918	$302,902
General and administrative	35,330	16,673	89,093	49,153
Total operating expenses	197,074	113,892	504,011	352,055
Loss from operations	(197,074)	(113,892)	(504,011)	(352,055)
Other income (expense):
Interest income	9,767	8,476	26,312	22,202
Interest expense	(5,949)	(2,904)	(14,746)	(2,998)
Other income (expense), net	(296)	279	(517)	(1,408)
Total other income, net	3,522	5,851	11,049	17,796
Net loss	$(193,552)	$(108,041)	$(492,962)	$(334,259)
Net loss per share—basic and diluted	$(1.06)	$(0.76)	$(2.89)	$(2.74)
Weighted average common shares outstanding, basic and diluted	181,765,918	141,810,881	170,809,706	121,980,400
Comprehensive loss:
Net loss	$(193,552)	$(108,041)	$(492,962)	$(334,259)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net	(650)	244	(1,478)	490
Comprehensive loss	$(194,202)	$(107,797)	$(494,440)	$(333,769)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data and issuance costs)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Gain (Loss)	Deficit	Equity
Balance at January 1, 2026	164,950,540	$16	$2,367,780	$475	$(1,396,142)	$972,129
Exercise of stock options	88,932	—	1,311	—	—	1,311
Stock-based compensation	—	—	13,081	—	—	13,081
Vesting of restricted stock units	161,857	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	(120,854)	(120,854)
Balance at March 31, 2026	165,201,329	$16	$2,382,172	$(137)	$(1,516,996)	$865,055
Exercise of stock options	75,658	—	892	—	—	892
Stock-based compensation	—	—	14,976	—	—	14,976
Vesting of restricted stock units	393,893	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(216)	—	(216)
Net loss	—	—	—	—	(178,556)	(178,556)
Balance at June 30, 2026	165,670,880	$16	$2,398,040	$(353)	$(1,695,552)	$702,151
Issuance of common stock in public offering, net of issuance costs of $26.5 million	21,045,000	2	404,905	—	—	404,907
Exercise of stock options	243,900	—	1,871	—	—	1,871
Stock-based compensation	—	—	16,206	—	—	16,206
Vesting of restricted stock units	368,458	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(650)	—	(650)
Net loss	—	—	—	—	(193,552)	(193,552)
Balance at September 30, 2026	187,328,238	$18	$2,821,022	$(1,003)	$(1,889,104)	$930,933

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Gain (Loss)	Deficit	Equity
Balance at January 1, 2025	102,318,629	$10	$1,579,750	$6	$(949,928)	$629,838
Issuance of common stock in at-the-market offering, net of issuance costs of $4.4 million	10,660,159	1	140,652	—	—	140,653
Exercise of stock options	89,835	—	588	—	—	588
Stock-based compensation	—	—	13,020	—	—	13,020
Vesting of restricted stock units	565,159	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	235	—	235
Net loss	—	—	—	—	(115,361)	(115,361)
Balance at March 31, 2025	113,633,782	$11	$1,734,010	$241	$(1,065,289)	$668,973
Exercise of stock options	488,457	—	2,795	—	—	2,795
Stock-based compensation	—	—	10,523	—	—	10,523
Vesting of restricted stock units	216,371	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(110,857)	(110,857)
Balance at June 30, 2025	114,338,610	$11	$1,747,328	$252	$(1,176,146)	$571,445
Issuance of common stock in public offering, net of issuance costs of $14.1 million	27,878,788	3	215,800	—	—	215,803
Exercise of stock options	151,492	—	1,250	—	—	1,250
Stock-based compensation	—	—	11,082	—	—	11,082
Vesting of restricted stock units	244,358	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	244	—	244
Net loss	—	—	—	—	(108,041)	(108,041)
Balance at September 30, 2025	142,613,248	$14	$1,975,460	$496	$(1,284,187)	$691,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dyne Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(492,962)	$(334,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	44,263	34,625
Depreciation and amortization expense	1,751	1,528
Non-cash lease expense	433	128
Non-cash interest expense	284	62
Accretion of premium on marketable securities	(732)	(1,447)
Gain on sale of marketable securities	(3)	(14)
Loss on disposal of property and equipment	30	95
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,747)	3,184
Other non-current assets	4,107	(12,991)
Accounts payable and other liabilities	15,879	17,714
Net cash used in operating activities	(452,697)	(291,375)
Cash flows from investing activities:
Purchases of property and equipment	(3,748)	(1,436)
Purchases of marketable securities	(158,620)	(153,823)
Maturities of marketable securities	92,704	135,847
Sales of marketable securities	61,183	8,469
Advance payment for long-lead equipment	—	(18,790)
Net cash used in investing activities	(8,481)	(29,733)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	404,907	215,803
Proceeds from exercise of stock options	4,074	4,633
Proceeds from issuance of long-term debt, net of issuance costs paid	49,450	98,802
Payment of debt issuance costs	(86)	(549)
Proceeds from vendor financing arrangement	34,944	—
Repayments under vendor financing arrangement	(9,587)	—
Payment of issuance costs from December 2025 public offering of common stock	(424)	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	—	140,653
Net cash provided by financing activities	483,278	459,342
Net increase in cash, cash equivalents and restricted cash	22,100	138,234
Cash, cash equivalents and restricted cash, beginning of period	895,740	437,391
Cash, cash equivalents and restricted cash, end of period	$917,840	$575,625
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,588	$1,824
Transfer from property and equipment to other non-current assets	$18,790	$—
Right-of-use assets acquired under operating leases	$1,580	$—

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

The financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as audited annual financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the interim financial information reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Options to purchase common stock	13,775,313	9,649,402
Unvested restricted stock units	4,171,792	2,591,337
Total	17,947,105	12,240,739

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

Cash, cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$913,203	$893,369
Restricted cash	4,637	2,371
Total	$917,840	$895,740

4. Fair Value Measurements

The following tables set forth marketable securities for the periods presented:

	As of September 30, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	27,624	1	(64)	27,561
Corporate debt securities	157,056	10	(749)	156,317
Certificates of deposit	10,122	—	(24)	10,098
U.S. Treasury notes	27,384	—	(177)	27,207
Total	$222,186	$11	$(1,014)	$221,183

	As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
Commercial paper	7,736	8	—	7,744
Corporate debt securities	175,401	343	(6)	175,738
Certificates of deposit	10,181	9	—	10,190
U.S. Treasury notes	23,400	121	—	23,521
Total	$216,718	$481	$(6)	$217,193

The following tables set forth by level, within the fair value hierarchy (see Note 2), the assets carried at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$30,912	$—	$—	$30,912
Marketable securities
Commercial paper	—	27,561	—	27,561
Corporate debt securities	—	156,317	—	156,317
Certificates of deposit	—	10,098	—	10,098
U.S. Treasury notes	27,207	—	—	27,207
Total	$58,119	$193,976	$—	$252,095

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$278,133	$—	$—	$278,133
Marketable securities
Commercial paper	—	7,744	—	7,744
Corporate debt securities	—	175,738	—	175,738
Certificates of deposit	—	10,190	—	10,190
U.S. Treasury notes	23,521	—	—	23,521
Total	$301,654	$193,672	$—	$495,326

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

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table summarizes the scheduled maturity for the Company's marketable securities for the periods presented:

(in thousands)	September 30, 2026
Maturing in one year or less	$143,968
Maturing after one year through two years	77,215
Maturing after two years	—
Total	$221,183

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

5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Laboratory equipment	$11,654	$10,897
Office and computer equipment	2,912	2,548
Manufacturing equipment	2,944	—
Construction in process	—	19,305
Property and equipment—at cost	17,510	32,750
Less accumulated depreciation and amortization	(10,369)	(8,721)
Property and equipment—net	$7,141	$24,029

As of December 31, 2025, the Company was deemed to be the owner, for accounting purposes, of $18.8 million of long-lead equipment to be utilized for future manufacturing at a contract manufacturing organization ("CMO") facility recorded as Construction in process. During the third quarter of 2026, the Company entered into an amendment with the CMO that resulted in the Company no longer being the owner, for accounting purposes, of the long-lead equipment as of September 30, 2026, and the $18.8 million being recorded as other non-current assets. That sum is anticipated to be credited towards future batch manufacturing fees at the CMO to occur more than one year from the balance sheet date. Additionally, as of September 30, 2026, the Company was deemed to be the owner, for accounting purposes, of $2.9 million of manufacturing equipment currently utilized at a CMO facility recorded as Manufacturing equipment.

Depreciation expense for the three and nine months ended September 30, 2026 was $0.6 million and $1.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025 was $0.5 million and $1.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Payroll and benefits	$17,868	$17,097
Consulting services	2,563	1,234
Legal services	936	943
Research and development	21,099	17,085
Interest	1,658	1,189
Other	567	—
Total	$44,691	$37,548

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

Unamortized debt discount and issuance costs were recorded as a reduction of the carrying amount on the Term Loans and are amortized as interest expense using the effective-interest method. The Company recorded total debt discount and debt issuance costs of $1.9 million as of September 30, 2026. The Company is accruing the end-of-term charge on its condensed consolidated balance sheet. During the three months ended September 30, 2026, the effective interest rate for the loan was 11.4%.

In addition, debt issuance costs of $0.5 million were recorded in restricted cash and other assets as of September 30, 2026.

As of September 30, 2026, the carrying value of the Term Loans approximates its fair value.

The obligations under the Term Loans as of September 30, 2026 consisted of the following (in thousands):

September 30,
2026
Principal term loan balance	$200,000
Unamortized debt discount and issuance costs	(1,891)
Accrued end of term fee	1,903
Long-term debt, net	$200,012

The annual principal payments due under the Term Loans as of September 30, 2026 were as follows:

Year ending December 31,	(in thousands)
2026	$—
2027	—
2028	—
2029	89,504
2030	110,496
Total	$200,000

The table of future principal payments excludes the end-of-term charge of 5.5% of the principal amount of the Term Loans borrowed, which is due upon the maturity of the Term Loans.

Vendor Financing Arrangement

Pursuant to an agreement with a vendor providing contract research and manufacturing services, the vendor has provided the Company with extended payment terms with respect to a portion of the services provided by the vendor. The Company has the option, at its discretion, to utilize the extended payment terms for a total of $49.0 million in applicable invoices. The outstanding invoices as to which the extended payment terms have been utilized bear interest at a fixed interest rate per annum of 5%. As of September 30, 2026, the outstanding principal plus accrued but unpaid interest were $25.4 million. The Company expects to pay all amounts outstanding under the vendor financing arrangement over the next 12 months.

8. Stockholders' Equity

Common Stock

In November 2021, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the Company's sales agent. On March 5, 2024, the Company filed a universal shelf registration statement on Form S-3, (the “2024 Shelf Registration Statement”), and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, the Company may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million in an “at-the-market” offering. During the nine months ended September 30, 2026, the Company did not issue or sell any shares of common stock pursuant to the Sales Agreement. On June 5, 2026, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock.

In July 2026, the Company completed a follow-on public offering, pursuant to which the Company issued and sold 21,045,000 shares of common stock. Net proceeds from the offering were approximately $404.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

As of September 30, 2026, 400,000,000 shares were authorized, of which 187,328,238 were issued and outstanding.

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

As of September 30, 2026, 8,656,851 shares remained available for future issuance under the 2020 Plan.

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

As of September 30, 2026, no offering periods have commenced under the 2020 ESPP and 488,414 shares remained available for issuance.

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

As of September 30, 2026, 687,547 shares remained available for future issuance under the 2024 Inducement Plan.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	72%	67%
Risk-free interest rate	3.71% — 4.87%	3.71% — 4.52%
Expected term (in years)	6	6
Expected dividend yield	—	—

Stock option activity

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2026 is as follows:

(in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	9,911,043	$17.92	8.2	$52,782
Granted	4,870,697	17.56
Exercised	(425,148)	9.96
Forfeitures	(581,279)	17.93
Outstanding as of September 30, 2026	13,775,313	$18.04	8.2	$28,956
Options exercisable as of September 30, 2026	5,223,541	$18.08	6.9	$15,279
Options vested or expected to vest— September 30, 2026	13,775,313	$18.04	8.2	$28,956

The intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 totaled $5.5 million and $4.3 million, respectively. The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2026 and 2025 was $11.74 per share and $6.78 per share, respectively. As of September 30, 2026, there was $91.1 million of unrecognized compensation expense, which the Company expects to recognize over a weighted-average period of 2.6 years.

In July 2025, the Company granted stock options to purchase 591,685 shares of common stock that vest over a three-year term from the grant date contingent upon the achievement of certain market conditions. The fair value of these stock options was estimated using a Monte Carlo valuation method, incorporating various option pricing inputs. The estimated grant date fair value of $2.7 million for the outstanding options will be recognized as expense over the three-year service period and $1.1 million was recognized as expense during the nine months ended September 30, 2026.

Restricted stock units

A restricted stock unit ("RSU") represents the right to receive one share of common stock upon vesting of the RSU. The Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company, RSUs with service conditions that vest in sixteen equal quarterly installments provided that the employee remains employed with the Company and RSUs with performance-based vesting conditions. As of September 30, 2026, there are no RSUs with performance-based vesting conditions outstanding. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2026 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Issued and unvested as of January 1, 2026	2,438,316	$20.21
Granted	2,979,199	16.76
Vested	(924,208)	19.31
Forfeited	(321,515)	18.09
Issued and unvested as of September 30, 2026	4,171,792	$18.11

The fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 totaled $19.0 million and $12.8 million, respectively. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2025 was $10.86 per share. As of September 30, 2026, there was $70.4 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.9 years.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$8,032	$6,258	$22,718	$20,095
General and administrative	8,174	4,824	21,545	14,530
Total	$16,206	$11,082	$44,263	$34,625

9. Segment Reporting

The Company’s segment determination is based on the financial results that are regularly evaluated by the Company’s chief operating decision maker ("CODM") to determine resource allocation and assess performance. The Company's CODM is its chief executive officer. The Company has one operating and one reportable segment. Net long-lived assets are all physically located in the United States and the total assets of the segment equal the total assets presented on the condensed consolidated balance sheet. The primary financial measure by which the CODM evaluates the business is net loss. The CODM uses net loss to monitor budget versus actual results to assess performance of the segment. A summary of the significant segment expenses reported to the CODM are shown below for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating Expenses
Z-rostudirsen (DMD)	$66,877	$22,666	$156,946	$73,314
Z-basivarsen (DM1)	32,816	37,853	96,577	117,964
Platform and external research and development	21,464	5,769	47,046	21,399
Personnel related	32,266	22,517	89,613	62,730
Stock-based compensation	16,206	11,082	44,263	34,625
Facility-related and other	14,836	9,448	39,225	26,703
Professional and consulting fees	12,609	4,557	30,341	15,320
Interest income	(9,767)	(8,476)	(26,312)	(22,202)
Interest expense	5,949	2,904	14,746	2,998
Other expense (income), net	296	(279)	517	1,408
Net loss	$193,552	$108,041	$492,962	$334,259

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

DMD

We are developing zeleciment rostudirsen, or z-rostudirsen (also known as DYNE-251), for the treatment of DMD amenable to exon 51 skipping. Z-rostudirsen is designed to enable the production of near full-length dystrophin in muscle and the CNS to provide functional improvement. Z-rostudirsen has received Breakthrough Therapy, Fast Track and Rare Pediatric Disease designations from the U.S. Food and Drug Administration, or FDA, as well as Orphan Drug designation from the FDA, the European Medicines Agency and the Japanese Ministry of Health, Labour and Welfare for the treatment of individuals with DMD, amenable to exon 51 skipping. Additionally, we are advancing four development candidates (DYNE-244, DYNE-245, DYNE-253 and DYNE-255) for the treatment of DMD amenable to skipping of exons 44, 45, 53 and 55, respectively, into IND-enabling studies. In September 2026, we presented preclinical data supporting these programs, including in vitro exon-skipping results for each of the four candidates and in vivo pharmacokinetic and pharmacodynamic results for DYNE-253.

Z-rostudirsen is currently being evaluated in the long-term extension portion of the DELIVER trial, a global Phase 1/2 clinical trial designed to be registrational, and the FORZETTO trial, a global Phase 3 clinical trial designed to be confirmatory. We have aligned with the FDA on the FORZETTO trial design and protocol. The registrational expansion cohort, or REC, of the global Phase 1/2 DELIVER clinical trial of z-rostudirsen met its primary endpoint. Data from the DELIVER trial served as the basis for the biologics license application, or BLA, that we submitted for U.S. Accelerated Approval in May 2026.

In May 2026, we initiated our Phase 3 FORZETTO clinical trial, a global, randomized, placebo-controlled, double-blind, confirmatory Phase 3 trial designed to assess the efficacy, safety, and tolerability of z-rostudirsen administered intravenously to ambulatory male participants with DMD amenable to exon 51 skipping. The trial will enroll approximately 90 participants 4 to 18 years of age who will be randomized 1:1 to receive 20 mg/kg (approximate phosphorodiamidate morpholino oligomer, or PMO dose) of z-rostudirsen or placebo every four weeks (Q4W). The primary endpoint is the change from baseline in rise from floor (RFF) velocity at Week 73. Secondary endpoints include changes from baseline in stride velocity 95th centile (SV95C), North Star Ambulatory Assessment (NSAA) total score, 10-meter walk/run (10MWR) velocity, four-stair climb (4SC) velocity and forced vital capacity percent predicted (FVC%p), as well as additional functional and patient-reported outcome measures. Following the 72-week double-blind placebo-controlled treatment period, participants will be eligible to enroll in a 96-week open-label long-term extension. We have aligned with the FDA on the FORZETTO Phase 3 trial design and protocol. FORZETTO is intended to support conversion of Accelerated Approval, if granted, to traditional approval in the U.S. and to support marketing applications outside the United States.

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

Z-basivarsen is currently being evaluated in the long-term extension portion and the REC of the ACHIEVE trial, a global Phase 1/2 clinical trial designed to be registrational, and the HARMONIA trial, a global Phase 3 clinical trial designed to be confirmatory. We have aligned with the FDA on the HARMONIA trial design and protocol.

In March 2026, we initiated our Phase 3 HARMONIA clinical trial, a global, randomized, placebo controlled, double-blind, confirmatory Phase 3 trial designed to assess the multi-system efficacy, safety, and tolerability of z-basivarsen administered intravenously to individuals with DM1. We began dosing patients in July 2026. The trial will enroll approximately 150 participants age 16 and older who will be randomized 1:1 to receive 6.8 mg/kg (approximate antisense oligonucleitide, or ASO, dose) of z-basivarsen or placebo every eight weeks (Q8W). The primary endpoint is the change from baseline in the five times sit to stand (5xSTS) test at week 49. Secondary endpoints include video hand opening time (vHOT), quantitative muscle testing, the 10-Meter Walk/Run test, the Myotonic Dystrophy Health Index, and additional patient- and clinician-reported outcomes. The trial also includes a broad set of exploratory endpoints designed to assess multiple domains of DM1 CNS impact. Following the 48-week double-blind placebo-controlled treatment period, patients will be eligible to enroll in a 24-week long-term extension. HARMONIA is intended to support conversion of Accelerated Approval, if granted, to traditional approval in the U.S. and to support marketing applications outside the United States.

In September 2026, we announced additional one-year clinical data from the ACHIEVE trial. Data from a pooled dose group of participants initially enrolled in the MAD portion of ACHIEVE showed functional improvement versus baseline, versus placebo and versus a matched natural history cohort across multiple measures at 12 months.

Separately, the REC of the ACHIEVE trial completed enrollment in June 2026. The primary endpoint is the change from baseline in vHOT at six months. Participants in the REC had a mean baseline value for vHOT of 8.3 seconds (standard deviation at baseline: 6.0 seconds). We plan to announce data from the REC in the first quarter of 2027 to support a potential BLA submission to the FDA for U.S. Accelerated Approval in the third quarter of 2027. We anticipate a potential U.S. launch of z-basivarsen in the first half of 2028, assuming we receive favorable data from the REC, priority review is granted, and FDA approval is received on the anticipated timeline.

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

In July 2026, we announced that we received clearance from the FDA for our investigational new drug, or IND, application to initiate a Phase 1 clinical trial for DYNE-302 in FSHD. We plan to evaluate DYNE-302 in a Phase 1 randomized, placebo-controlled, double-blind, MAD clinical trial in ambulatory adult individuals with FSHD with a primary endpoint of safety and tolerability. The trial will also assess pharmacokinetics and pharmacodynamics, including change from baseline in muscle DUX4 transcriptome and plasma KHDC1L levels.

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

Corporate information

We were incorporated and commenced operations in 2017. Since our incorporation, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, conducting research and development activities and filing and prosecuting patent applications. We do not have any products for sale and have not generated any revenue from product sales or otherwise. To date, we have principally raised capital through sales of equity securities and our borrowings under our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates. For the nine months ended September 30, 2026 and 2025, we reported net losses of $493.0 million and $334.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1,889 million.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements, and term loans under our Loan Agreement with Hercules. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as and when needed, we may have to significantly delay, reduce or eliminate the development or future commercialization of one or more product candidates we may develop.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2028.

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

At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. In particular, manufacturing costs may vary significantly from quarter to quarter. For the full year 2026, we expect manufacturing costs to increase progressively each quarter as a result of long lead times to build supply and we project manufacturing costs for z-rostudirsen, z-basivarsen and other pipeline product candidates to represent 55-65% of total research and development expenses for the full year 2026. Further, we project clinical trial costs related to z-rostudirsen, z-basivarsen and other pipeline product candidates to represent 10-20% of total research and development expenses for the full year 2026.

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

Interest expense

Interest expense consists of amortization of debt issuance costs and discount and interest expense under the Loan Agreement with Hercules and interest expense from our vendor financing arrangement.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$161,744	$97,219	$64,525
General and administrative	35,330	16,673	18,657
Total operating expenses	197,074	113,892	83,182
Loss from operations	(197,074)	(113,892)	(83,182)
Other income (expense):
Interest income	9,767	8,476	1,291
Interest expense	(5,949)	(2,904)	(3,045)
Other expense, net	(296)	279	(575)
Total other income (expense), net	3,522	5,851	(2,329)
Net loss	$(193,552)	$(108,041)	$(85,511)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
Z-rostudirsen (DMD)	$66,877	$22,666	$44,211
Z-basivarsen (DM1)	32,816	37,853	(5,037)
Unallocated research and development expenses:
Platform and external research and development	21,464	5,769	15,695
Personnel related (including stock-based compensation)	29,198	23,811	5,387
Facility-related and other	11,389	7,120	4,269
Total research and development expenses	$161,744	$97,219	$64,525

Expenses related to z-rostudirsen increased in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was attributable to increased manufacturing activity in the third quarter of 2026 of drug substance and components primarily for clinical supply for the long-term extension of the DELIVER trial and the FORZETTO trial. Additionally, higher clinical costs were incurred in the third quarter of 2026 due to increased activity in the FORZETTO trial. Expenses related to z-basivarsen decreased in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily attributable to higher manufacturing activity in the third quarter of 2025 of drug substance for clinical supply. This decrease was partially offset by higher clinical costs in the third quarter of 2026 due to the ongoing registrational expansion cohort of the ACHIEVE trial and continued enrollment in the HARMONIA trial.

The increase in platform and external research and development expenses in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to the increase of 35 employees in our research and development headcount and higher stock-based compensation expense for awards granted to new hires and existing employees. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Personnel-related	$11,100	$4,964	$6,136
Stock-based compensation expense	8,174	4,824	3,350
Professional and consulting fees	12,609	4,557	8,052
Facility-related and other	3,447	2,328	1,119
Total general and administrative expenses	$35,330	$16,673	$18,657

The increase in personnel-related and stock-based compensation expenses in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to the increase of 47 employees in our general and administrative headcount. Professional and consulting fees increased due to higher consulting costs for the preparation activities for the potential launch of z-rostudirsen and the overall growth of the organization in the three months ended September 30, 2026. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the three months ended September 30, 2026.

Interest income

Interest income for the three months ended September 30, 2026 and 2025 was $9.8 million and $8.5 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to increased cash, cash equivalents and marketable securities balances in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Interest expense

Interest expense for the three months ended September 30, 2026 was $5.9 million due to our Loan Agreement with Hercules and interest owed on our vendor financing arrangement. Interest expense for the three months ended September 30, 2025 was $2.9 million due to our Loan Agreement with Hercules.

Other income (expense), net

Other expense, net, was $0.3 million for the three months ended September 30, 2026 due to realized foreign currency losses. Other income, net, was $0.3 million for the three months ended September 30, 2025 due to realized foreign currency gains.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$414,918	$302,902	$112,016
General and administrative	89,093	49,153	39,940
Total operating expenses	504,011	352,055	151,956
Loss from operations	(504,011)	(352,055)	(151,956)
Other income (expense):
Interest income	26,312	22,202	4,110
Interest expense	(14,746)	(2,998)	(11,748)
Other expense, net	(517)	(1,408)	891
Total other income (expense), net	11,049	17,796	(6,747)
Net loss	$(492,962)	$(334,259)	$(158,703)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
Z-rostudirsen (DMD)	$156,946	$73,314	$83,632
Z-basivarsen (DM1)	96,577	117,964	(21,387)
Unallocated research and development expenses:
Platform and external research and development	47,046	21,399	25,647
Personnel related (including stock-based compensation)	84,956	69,708	15,248
Facility related and other	29,393	20,517	8,876
Total research and development expenses	$414,918	$302,902	$112,016

Expenses related to z-rostudirsen increased in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was attributable to increased manufacturing activity of drug substance and components in the nine months ended September 30, 2026, primarily for clinical supply for the long-term extension of the DELIVER trial and the FORZETTO trial. Additionally, higher clinical costs were incurred in the nine months ended September 30, 2026 due to increased activity in the FORZETTO trial. Expenses related to z-basivarsen decreased in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily attributable to higher manufacturing activity for process performance qualification batches of oligonucleotide payload and the timing of drug substance conjugation activities in the nine months ended September 30, 2025, which were partially offset by higher clinical costs in the nine months ended September 30, 2026 due to the ongoing registrational expansion cohort of the ACHIEVE trial and increased enrollment in the HARMONIA trial.

The increase in platform and external research and development expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to increased external research activity associated with our preclinical programs and product candidates. The increase in personnel-related expenses was primarily due to the increase of 35 employees in our research and development headcount and higher stock-based compensation expense for awards granted to new hires and existing employees. The increase in facility-related and other expenses was primarily due to the increased costs of supporting a larger number of research and development personnel.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Personnel-related	$27,375	$13,117	$14,258
Stock-based compensation expense	21,545	14,530	7,015
Professional and consulting fees	30,341	15,320	15,021
Facility-related and other	9,832	6,186	3,646
Total general and administrative expenses	$89,093	$49,153	$39,940

The increase in personnel-related and stock-based compensation expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to the increase of 47 employees in our general and administrative headcount. Professional and consulting fees increased due to higher consulting costs for the preparation activities for the potential launch of z-rostudirsen and the overall growth of the organization in the nine months ended September 30, 2026. Facility-related and other expenses increased due to higher costs of supporting a larger number of general and administrative personnel in the nine months ended September 30, 2026.

Interest income

Interest income for the nine months ended September 30, 2026 and 2025 was $26.3 million and $22.2 million, respectively, due to interest earned on invested cash balances. The increase in interest income was due to an increased cash, cash equivalents and marketable securities balance throughout the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Interest expense

Interest expense for the nine months ended September 30, 2026 was $14.7 million due to our Loan Agreement with Hercules and interest owed on our vendor financing arrangement. Interest expense for the nine months ended September 30, 2025 was $3.0 million due to our Loan Agreement with Hercules.

Other expense, net

Other expense for the nine months ended September 30, 2026 and 2025 was $0.5 million and $1.4 million, respectively, due to realized foreign currency losses.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our product candidates and platform. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates at least until 2027, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities and our borrowings under the Loan Agreement with Hercules. As of September 30, 2026 we had cash, cash equivalents and marketable securities of $1.134 billion.

In November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies. On March 5, 2024, we filed a universal shelf registration statement on Form S-3, or the 2024 Shelf Registration Statement, and included a prospectus relating to the Sales Agreement. Under the 2024 Shelf Registration Statement, we may offer and sell debt securities, common stock, preferred stock, units and/or warrants from time to time at an indeterminate aggregate offering price in one or more offerings. In November 2024, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which, in accordance with the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $300.0 million, which we refer to as our at-the-market offering program. Sales of common stock under the Sales Agreement through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. During the nine months ended September 30, 2026, we did not issue or sell any shares of common stock pursuant to the Sales Agreement.

In June 2025, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. In December 2025, we entered into the First Amendment to the Loan Agreement with Hercules. In June 2026, we entered into the Second Amendment to the Loan Agreement with Hercules. The Loan Agreement, as amended by the First and the Second Amendment, provides for term loans in an aggregate principal amount of up to $400.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025 and third term loan tranche of $50.0 million in June 2026, three additional term loan tranches totaling up to $125.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $75.0 million. At September 30, 2026, the principal term loan balance was $200.0 million. Refer to Note 7, “Debt” in the accompanying notes to the condensed consolidated financial statements for a discussion of the Loan Agreement with Hercules.

In July 2026, we completed a follow-on public offering, or the July 2026 Offering, pursuant to which we issued and sold 21,045,000 shares of our common stock. Net proceeds from the July 2026 Offering were approximately $404.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(452,697)	$(291,375)
Net cash used in investing activities	(8,481)	(29,733)
Net cash provided by financing activities	483,278	459,342
Net increase in cash, cash equivalents and restricted cash	$22,100	$138,234

Operating activities

During the nine months ended September 30, 2026, operating activities used $452.7 million of cash, due to our net loss of $493.0 million and net cash used by changes in our operating assets and liabilities of $5.8 million, partially offset by non-cash charges of $46.0 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a $25.7 million increase in prepaid expenses and other current assets, partially offset by a $15.9 million increase in accounts payable and other liabilities and a $4.1 million decrease in other non-current assets. During the nine months ended September 30, 2025, operating activities used $291.4 million of cash, due to our net loss of $334.3 million, partially offset by non-cash charges of $35.0 million and net cash provided by changes in our operating assets and liabilities of $7.9 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $17.7 million increase in accounts payable and other liabilities and a $3.2 million decrease in prepaid expenses and other current assets, partially offset by a $13.0 million increase in other non-current assets. Changes in our operating assets and liabilities during these periods were generally due to the growth of our business, increased clinical trial activity, increased manufacturing activities, advancement of our product candidates and the timing of vendor invoices and payments.

Investing activities

During the nine months ended September 30, 2026, net cash used in investing activities was $8.5 million due to purchases of marketable securities of $158.6 million and purchases of property and equipment of $3.7 million, partially offset by maturities of marketable securities of $92.7 million and sales of marketable securities of $61.2 million. During the nine months ended September 30, 2025, net cash used in investing activities was $29.7 million due to purchases of marketable securities of $153.8 million, an advance payment for long-lead equipment for $18.8 million, which was transferred to other non-current assets and is expected to be credited towards future batch manufacturing fees as of September 30, 2026, and purchases of property and equipment of $1.4 million, partially offset by maturities of marketable securities of $135.8 million and sales of marketable securities of $8.5 million.

Financing activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $483.3 million, including $404.9 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us from the July 2026 Offering, pursuant to which we issued and sold 21,045,000 shares of our common stock, $49.5 million in net proceeds from the third term loan tranche under our Loan Agreement with Hercules, $34.9 million in proceeds from our vendor financing arrangement and $4.1 million in proceeds received from stock option exercises. These cash inflows were partially offset by $9.6 million in repayments related to our vendor financing arrangement and the payment of $0.4 million of issuance costs from the follow-on public offering we completed in December 2025. During the nine months ended September 30, 2025, net cash provided by financing activities was $459.3 million, consisting of $215.8 million in aggregate net proceeds from sales of common stock under our follow-on offering in July 2025, $140.7 million in aggregate net proceeds from sales of our common stock under our at-the-market offering program, $98.8 million in net proceeds from the initial term loan tranche under the Loan Agreement with Hercules and $4.6 million in net proceeds received from stock option exercises. These cash inflows were partially offset by $0.5 million in payment of debt issuance costs.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operating expenses, debt service obligations, and capital expenditure requirements into the second quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On January 15, 2025, we entered into a master manufacturing services agreement with a CMO which secures capacity at the CMO's manufacturing facilities for certain of our product candidates and components thereof. As of September 30, 2026, we have paid $27.2 million towards non-current assets under this agreement and pursuant to a mutually agreed rolling forecast we have committed to pay an additional $69.4 million in fees through September 2028. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed and specified cancellation fees. This agreement formalizes and supersedes a letter agreement that we entered into with the CMO on July 18, 2024.

On October 31, 2025, we entered into another master manufacturing services agreement with a CMO which also secures capacity at the CMO's manufacturing facilities for certain of our product candidate components. The agreement obligates us to compensate the CMO for producing certain of our product candidate components pursuant to a mutually agreed rolling forecast, pursuant to which, as of September 30, 2026, we have committed to pay an additional $53.3 million in fees through March 2028. In specified termination circumstances, the agreement requires us to pay the CMO for services completed, the cost of the CMO's raw materials that cannot be repurposed, capital equipment and certain manufacturing activities previously committed to.

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

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements for a discussion of significant accounting policies. There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material impact on the Company’s financial statements as of September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2026, there have been no material changes in our market risk or how our market risk is managed from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $493.0 million and $334.3 million for the nine months ended September 30, 2026 and 2025, respectively, and $446.2 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $1,889 million. To date, we have financed our operations with the proceeds raised from the sale of equity securities and our borrowings under the Loan Agreement with Hercules. We have devoted substantially all of our financial resources and efforts to research and development. Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we seek regulatory approval of and prepare for the potential commercial launch of z-rostudirsen, advance the clinical development of z-rostudirsen and z-basivarsen, and the preclinical and clinical development of DYNE-302, our FSHD product candidate, DYNE-401, our Pompe disease product candidate, and DYNE-244, DYNE-245, DYNE-253 and DYNE-255, our product candidates for DMD amenable to skipping exons 44, 45, 53 and 55, respectively, and any additional product candidates we may develop, and arrange for the manufacturing of, and potentially seek marketing approval for any product candidates we may develop. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $1.134 billion.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2028. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements, and term loans under our Loan Agreement with Hercules. For example, in June 2025, we entered into the Loan Agreement with Hercules and the other lenders party thereto, which we refer to as the Lenders, in December 2025, we entered into the First Amendment to the Loan Agreement, or the First Amendment, and in June 2026, we entered into the Second Amendment to the Loan Agreement, or the Second Amendment. The Loan Agreement, as amended by the First Amendment and the Second Amendment, provides for term loans in an aggregate principal amount of up to $400.0 million under multiple tranches, available as follows: (i) an initial term loan tranche funded on the closing date of the Loan Agreement in aggregate principal amount of $100.0 million; (ii) subject to the achievement of specified clinical, regulatory and commercial milestones, and after the borrowing of the second term loan tranche of $50.0 million in December 2025 and the third term loan tranche of $50.0 million in June 2026, three additional term loan tranches totaling up to $125.0 million; and (iii) subject to approval by the Lenders’ investment committee in their discretion, a final term loan tranche of up to $75.0 million. However, if we do not satisfy the specified clinical, regulatory and commercial milestones or the Lenders do not otherwise approve the discretionary tranche, we may not have access to the remaining amounts under the term loans. Other than the Loan Agreement with Hercules, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Any debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2025, we had federal NOL carryforwards of $981.6 million and state NOL carryforwards of $1,013 million.

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

Risks related to discovery and development

Our product candidates are in varying stages of preclinical and clinical development and we have not completed clinical development of any product candidate. We do not expect to commercialize any product candidate at least until 2027, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We have focused our efforts to date on developing our platform, identifying our programs and conducting the clinical development of our product candidates. Our product candidates are in varying stages of preclinical and clinical development, and we have not completed clinical development of or commercialized any product candidate. Our ability to generate product revenue, which we do not expect will occur at least until 2027, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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
•
legislation or government action, such as Section 851 of the FY26 National Defense Authorization Act, known as the BIOSECURE Act, restricting or placing additional financial burden on our ability to work with certain counterparties;
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. A novel steroid, AGAMREE (vamorolone) has also been approved by the FDA for treatment of DMD in patients 2 years of age and older and is marketed by Catalyst Pharmaceuticals, Inc. Givinostat, a histone deacetylase inhibitor, received FDA approval for treatment of DMD in patients 6 years of age and older and is marketed in the United States by ITF Therapeutics, LLC. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen) and AMONDYS 45 (casimersen), which are naked phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, there is one FDA-approved gene therapy for patients with a confirmed mutation in the dystrophin gene, ELEVIDYS (delandistrogene moxeparvovec-rokl), which is marketed by Sarepta, and now restricted for use in ambulatory patients only. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide being evaluated in a Phase 2 clinical trial for patients amenable to exon 53 skipping; Entrada Therapeutics, Inc. with ENTR-601-44 and -45, an endosomal escape vehicle technology for the treatment of DMD patients amenable to exon 44 and exon 45 skipping, respectively, currently being evaluated in Phase 1/2 clinical trials (and candidates for exon 50 and 51 planned for clinical trials); BioMarin Pharmaceuticals, Inc. with BMN-351, an antisense oligonucleotide, or ASO, for patients amenable to exon 51 skipping which is being evaluated in a Phase 1/2 clinical trial; SQY Therapeutics SASU with SQY-51, a PMO for patients amenable to exon 51 skipping, which is also being evaluated in a Phase 1/2 clinical trial; and NS Pharma, Inc. with NS-050/NCNP-03 and NS-089/NCNP-02, which are PMOs in Phase 1/2 and Phase 2 clinical trials for exon-50 and exon 44 skipping amenable DMD respectively. Avidity Biosciences, Inc., or Avidity (acquired by Novartis in February 2026), was granted priority review under the accelerated approval pathway by the FDA in September 2026 for its BLA for delpacibart zotadirsen (formerly known as AOC-1044), an antibody oligonucleotide conjugate for patients amenable to exon 44 skipping. In addition, gene therapies to treat DMD are in clinical development, including Solid Biosciences Inc. (SGT-003) and REGENXBIO Inc. (RGX-202), which have both recently reported positive data from their clinical trials as well as an intent to file for approval with the FDA in 2027. Genethon (GNT-0004), and Insmed Inc. (INS1201) are gene therapy programs in Phase 1 development. Capricor Therapeutics’ BLA for its cell therapy deramiocel is currently under FDA review with a PDUFA date of November 22, 2026. Precision Biosciences has initiated a Phase 1/2 trial for its PBGENE-DMD gene editing therapy for patients whose mutations are contained between exons 45-55. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD (Satellos with its oral AAK1 inhibitor SAT-3247 in Phase 2 and Edgewise with its oral myosin inhibitor sevasemten currently being developed for Becker, which could also be developed in DMD).

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

There are currently no therapies approved to treat FSHD. Products currently in development for FSHD include: ARO-DUX4, an siRNA therapy being evaluated in a Phase 1/2 clinical trial and licensed by Arrowhead Pharmaceuticals, Inc. to Sarepta; delpacibart braxlosiran (formerly AOC-1020), an antibody oligonucleotide conjugate being evaluated in a Phase 3 clinical trial by Avidity (acquired by Novartis in February 2026). RO7204239, an anti-latent myostatin antibody by Roche Pharmaceuticals, was discontinued in March 2026 after the drug failed to demonstrate a statistically significant benefit over placebo in its Phase 2 clinical trial. Satralizumab, an anti-IL-6 antibody, is being evaluated in a Phase 2 clinical trial by the University Hospital of Nice. EpiCrispr Bio is developing an AAV-delivered CRISPR epigenome modification therapy targeting DUX4 that is currently in Phase 1/2 clinical trials. Scholar Rock Holding Corporation initiated its Phase 2 FORGE study for apitegromab (a mAb targeting latent myostatin) in FSHD in mid-2026. Several other companies have therapies targeting DUX4 in preclinical development (e.g., Facio Biotherapies Pty Ltd, Kate Therapeutics Inc. (acquired by Novartis), Souffle Therapeutics, Inc., or Souffle, Satellos Bioscience Inc., Altay Therapeutics Inc., and Ionis Pharmaceuticals, Inc., or Ionis). Souffle in particular has announced plans to initiate its first-in-human trial for SFL-0821 (muscle-targeted siRNA) before the end of 2026. In addition, there are other modalities in development, such as Restem-L, a cell therapy in Phase 1/2a looking to target immune cell infiltration and inflammation in the skeletal muscle.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We currently own and license patents and patent applications relating to our FORCE platform technology, including our Fabs, payloads and Fab-payload conjugates, as well as aspects of our manufacturing and methods of treatment. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, while much of our patent portfolio is at an early stage, we own 61 issued U.S. patents and 49 granted foreign patents, and exclusively license three issued U.S. patents and one issued European patent. Moreover, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop, and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we are party to a license from the UMONS to certain patent rights and know-how of UMONS. Our license agreement with UMONS imposes, and we expect that future license agreements that we may enter into may impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

In addition, license agreements we have entered into are, and any license agreements we may enter into in the future are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our diligence, development, regulatory, commercialization, financial or other obligations under the relevant agreement. In addition, if disputes over intellectual property that we have licensed or any other dispute related to our license agreements prevent or impair our ability to maintain our current license agreements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and technology. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Certain license agreements we have entered into are, and license agreements we may enter into in the future may be, non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors with respect to the intellectual property licensed to us under such license agreements. Accordingly, these license agreements may not provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and any product candidates we may develop in the future.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation. The Council formally adopted these new provisions on September 28, 2026. The new provisions are expected to be approved by the Parliament and to enter force by December 2026, and to become applicable in late 2028. The new provisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total.

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

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10 to 12 months to 1 to 2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As of October 19, 2026, the FDA has issued 21 vouchers and approved 11 products under this program.

We may not be able to obtain orphan drug exclusivity for product candidates we may develop, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.

In March 2023, April 2025 and September 2025, the EMA, FDA and the Ministry of Health, Labour and Welfare in Japan, respectively, granted orphan drug designation to z-rostudirsen for the treatment of DMD in patients amenable to exon 51 skipping. In May and September 2023, respectively, the EMA and FDA granted orphan drug designation to z-basivarsen for the treatment of DM1. Additionally, in January 2026, the Ministry of Health, Labour and Welfare in Japan also granted orphan drug designation to z-basivarsen for the treatment of DM1. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, or GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, or GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for its drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as the Organisation for Economic Co-Operation and Development countries with a gross domestic product, or GDP, of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). On September 20, 2026, CMS issued a final rule for the GLOBE model. On October 7, 2026, PhRMA filed a lawsuit in the U.S. District Court for the District of Columbia challenging and seeking declaratory and injunctive relief. The complaint asserts that CMS exceeded its authority under Section 1115A of the Social Security Act by using CMMI’s demonstration authority to impose a mandatory manufacturer rebate regime tied to international reference prices. Although we cannot predict whether, when, or to what extent any of our product candidates, if approved, would become subject to these or future pricing and reimbursement programs, such measures could reduce reimbursement for pharmaceutical products, place downward pressure on pricing, increase rebate, discount, or other payment obligations, limit commercial flexibility, and adversely affect demand for pharmaceutical products.

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

Following the withdrawal of the United Kingdom from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The United Kingdom and the United States have also agreed to develop a U.S.-UK "Data Bridge", which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

The Trump administration, in 2025, initiated a series of tariff-related actions against U.S. trading partners. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act of 1977, or IEEPA, does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. Following this decision, the U.S. Customs and Border Protection began refunding previously collected IEEPA duties through a phased administrative process, but the timing, scope and ultimate amount of any such refunds remain uncertain and subject to ongoing litigation.

President Trump subsequently invoked Section 122 of the Trade Act of 1974, or Section 122, to impose a 10% tariff, which could have been raised to 15%, on nearly all foreign imports. The Section 122 tariffs expired in July 2026. In addition, the U.S. Trade Representative has conducted two investigations under Section 301 of the Trade Act of 1974, or Section 301. In July 2026, in one such investigation, it imposed additional tariffs of 10% to 12.5% on products of sixty countries determined to have failed to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The second investigation into structural excess capacity and production in manufacturing sectors remains ongoing. As was the case under the IEEPA tariffs, certain pharmaceuticals and pharmaceutical ingredients were among the products exempt from the Section 122 tariffs, and the Section 301 tariffs related to forced labor.

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

Then, on April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, the Proclamation imposes a 100% tariff on pharmaceutical articles classified in certain 10-digit harmonized tariff schedule, or HTS, codes that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, or are listed in the FDA’s Lists of Licensed Biological Products, or the Purple Book, unless a relevant exemption applies. The 100% tariff also applies to active pharmaceutical ingredients, or APIs, and key starting materials for such articles. For companies like ours that are not listed in the Annexes to the Proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. Government), these tariffs went into effect on September 29, 2026. Preferential tariff rates are provided for several categories of imports of covered pharmaceuticals. For example, covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Liechtenstein and the UK are eligible for lower tariff rates. Generic pharmaceuticals, biosimilars, and products classified under certain HTS codes listed in Annex IV of the Proclamation are subject to a zero percent additional tariff. Certain categories of products are also eligible for a zero percent additional tariff rate under the Proclamation, which include drugs and associated ingredients for which all approved indications are designated as orphan pursuant to the Orphan Drug Act; nuclear medicines; plasma-derived therapies; fertility drugs; cell therapy and gene therapy products; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; and animal health products. However, these products are eligible for this preferential tariff rate only if they are products of one of nineteen jurisdictions that have a current or forthcoming trade and security framework agreement with the United States (currently including the European Union, Japan, South Korea, Switzerland and Liechtenstein, Taiwan, and the United Kingdom), or if the U.S. Department of Commerce determines, on a company-specific basis following an application, that the product meets an urgent U.S. health need. U.S. origin pharmaceuticals are not subject to the Section 232 tariffs.

Additionally, certain national security laws may impact our ability to conduct business in certain countries or with certain international counterparties. For example, in December 2025, the BIOSECURE Act was signed into law, which among other things places certain restrictions on government agencies working with certain biotechnology companies of concern. The BIOSECURE Act does not name specific companies but treats any company on the Department of Defense/War 1260H list of “Chinese military companies” as a biotechnology company of concern. On June 8, 2026, the Department of Defense/War released an updated version of the 1260H list, which included one of our contract development and manufacturing organizations, or CDMOs. Shortly thereafter, on June 11, 2026, a suit challenging that designation as unlawful was filed. On August 7, 2026, the U.S. District Court for the District of Columbia granted a preliminary injunction prohibiting enforcement of the designation, finding that the company had demonstrated a likelihood of success on its claim that the designation was arbitrary and capricious. The litigation remains ongoing, and while the injunction provides interim relief from the designation, there can be no assurance regarding the ultimate outcome of the case or the potential impact of future governmental actions relating to national security, procurement, supply chain, or biotechnology-related restrictions. We continue to evolve our supply chain and ultimately do not expect the outcome of this ongoing litigation to impact our business. Nonetheless, it is possible that other companies involved in our supply chain could be designated in the future.

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

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA’s RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

As of September 30, 2026, we had 322 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We may acquire businesses, technologies or assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products or product candidates resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions include:

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 5.0% of our common stock as of September 30, 2026. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests different than yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock or impair our ability to raise capital through the sale of equity securities in the future. As of October 30, 2026, we had 187,386,963 shares of common stock outstanding.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, has been formatted in Inline XBRL.

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

DYNE THERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ John G. Cox
John G. Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)